Form 10-K
period 2024-12-31
HUNTINGTON BANCSHARES INC /MD/
filed 2025-02-14
CIK 49196

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
For the fiscal year ended December 31, 2024
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
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, determined by using a per share closing price of $13.18, as quoted by Nasdaq on that date, was $18,889,814,095. As of January 31, 2025, there were 1,453,758,267 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2025 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2024 Banking Addendum	2024 Banking Addendum to 2023 Merger Guidelines
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AI	Artificial Intelligence
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Lending Commitments
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970
Basel III	Refers to the final rule issued by the Federal Reserve and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
BHC Act	Bank Holding Company Act of 1956
Board	Board of Directors
BOLI	Bank Owned Life Insurance
Capstone Partners	Together, Capstone Corporate Finance LLC, Capstone Capital Markets LLC, CRS Capstone Partners LLC, Capstone Partners LLC, and Amherst Consulting LLC
C&I	Commercial and Industrial
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCPA	California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020
CDs	Certificates of Deposit
CDS	Credit Default Swap
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1
CFPB	Bureau of Consumer Financial Protection
CIRCIA	Cyber Incident Reporting for Critical Infrastructure Act
CISA	Cybersecurity Information Sharing Act
CISA Agency	Cybersecurity and Infrastructure Security Agency
CLN	Credit Linked Note
CME	Chicago Mercantile Exchange
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	Department of Justice
EAD	Exposure at Default
ELT	Executive Leadership Team
2024 Form 10-K 5

EOP	End of Period
EPS	Earnings Per Share
ERM	Enterprise Risk Management
ESG	Environmental, Social, and Governance
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FRG	Financial Recovery Group
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LFI Rating System	Large Financial Institution Rating System
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OLEM	Other Loans Especially Mentioned
6 Huntington Bancshares Incorporated

OREO	Other Real Estate Owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board
PD	Probability of Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, modified loans made to borrowers experiencing financial difficulty, and criticized commercial loans
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RPS	Retirement Plan Services
RV	Recreational Vehicle
RWA	Risk-Weighted Assets
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To Be Announced
TCF	TCF Financial Corporation
TCFD	Task Force on Climate-Related Financial Disclosures
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
2024 Form 10-K 7

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
Item 1: Business
General Business Description
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of December 31, 2024, our 978 full-service branches and private client group offices are located in Ohio, Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Minnesota, North Carolina, Pennsylvania, West Virginia, and Wisconsin. We also maintain a local banking presence in South Carolina and Texas, along with conducting select financial services and other activities in other states.
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
A key strategic emphasis has been for our business segments to operate in cooperation to provide products and services to our customers and to build stronger and more profitable relationships using our OCR sales and service process, which aligns to our vision to be the leading people-first, customer-centered bank in the country. The objectives of OCR are to:
•Use a consultative and advisory sales approach to provide solutions that are specific to each customer;
•Leverage each business segment in terms of its products and expertise to benefit customers; and
•Develop prospects who may want to have multiple products and services as part of their relationship with us.
Following is a description of our two business segments, Consumer & Regional Banking and Commercial Banking, along with the Treasury / Other function:
•Consumer & Regional Banking: The Consumer & Regional Banking segment provides a wide array of financial products and services to consumer and business customers including, but not limited to, deposits, lending, payments, mortgage banking, dealer financing, investment management, trust, brokerage, insurance, and other financial products and services. We serve our customers through our network of regional banking and national specialty finance channels, including branches and ATMs, online and mobile banking, our customer call centers, and strategic national partnerships.
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
8 Huntington Bancshares Incorporated

Consumer & Regional Banking offers a comprehensive set of digitally powered consumer and business financial solutions to Consumer Finance, Regional Banking, Branch Banking, and Wealth Management customers.
Consumer Finance provides direct and indirect consumer loans, as well as dealer finance loans and deposits. Direct consumer loan products, including mortgage and home equity, are originated through branch, online, and third-party channels. Indirect consumer loans are originated through deep relationships with dealerships to finance consumer purchases of automobiles, recreational vehicles, marine craft, and powersports. We also provide dealer finance loans (including floorplan loans), deposits, and other financial products to these dealerships and their owners.
Regional Banking, along with our business and specialty banking offerings, is a dynamic part of our business. Regional Banking is defined as serving small to mid-sized businesses. Beyond conventional lending solutions, Huntington offers access to capital markets, practice finance, and SBA lending capabilities. In addition, our payments business provides credit and debit cards and treasury management services to our customers. Huntington continues to develop products and services that are designed specifically to meet the needs of business customers and looks for ways to help companies find solutions to their financing needs.
Branch Banking provides a full range of financial products and services to consumer and business customers through our extensive branch and ATM network. The branch network offers full-service branches that are located in Ohio, Colorado, Illinois, Indiana, Kentucky, Michigan, Minnesota, North Carolina, Pennsylvania, West Virginia, and Wisconsin.
Wealth Management has a comprehensive product offering, including private banking, wealth management, and legacy planning through investment and portfolio management, fiduciary administration and trust services, institutional custody services, and full-service retail brokerage investments.
In addition, we offer our customers a wide variety of financial solutions, ranging from payment instruments, such as consumer and small business credit and debit cards, payables solutions, including ACH processing and account reconciliation, and receivables solutions, including remote deposit capture, billing services, and lockbox services. We offer merchant services to our business and commercial customers. We also offer our customers with money movement services through payment platforms such as Real-Time Payments (RTP®) and Zelle®.
•Commercial Banking: The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, which includes a comprehensive set of product offerings. Our target clients span from mid-market to large corporates across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. In particular, our payments capabilities continue to expand as we develop unique solutions for our diverse client segments, including Huntington ChoicePay. The Commercial Banking segment includes customers in Middle Market Banking, Corporate, Specialty, and Government Banking, Asset Finance, Commercial Real Estate Banking, and Capital Markets.
Middle Market Banking serves the banking needs of mid-sized clients, leveraging our local presence to serve our clients, and extending our full suite of banking products including lending, liquidity, treasury management and other payment services, and capital markets.
Corporate, Specialty, and Government Banking serves medium to large enterprises. We focus on specific industry verticals such as government and non-profits, healthcare, technology and telecommunications, franchises, financial sponsors, Native American financial services, mortgage financial services, fund finance, and global services. Our expertise in these markets allows us to uniquely serve our clients’ sophisticated banking, capital markets, and payments requirements.
Asset Finance serves our clients’ capital expenditure and working capital needs through equipment financing, asset-based lending, distribution finance, structured lending, and municipal financing solutions. Our relationship with large manufacturers is bolstered by a strong commitment to their dealers and financing needs.
2024 Form 10-K 9

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
•Treasury / Other: The Treasury / Other function includes all other items not included within our two business segments, including technology and operations, and other unallocated assets, liabilities, revenue, and expense.
The financial results for each of our business segments are included in Note 24 - “Segment Reporting” of Notes to Consolidated Financial Statements and are discussed in the “Business Segment Discussion” of our MD&A.
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
We compete for deposits similarly on the basis of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We employ customer friendly practices, such as a $50 Safety Zone®, which prevents customers from being charged an overdraft fee if they overdraw by $50 or less, 24-Hour Grace® account feature for both commercial and consumer accounts, which gives customers an additional business day to cover overdrafts to their account without being charged overdraft fees, Early Pay, which allows customers with direct deposit availability to their paycheck up to two days early, Instant Access, which allows up to $500 of a check deposit available to customers immediately, and Asterisk-Free Checking where there is no cost to open and no monthly maintenance fees. In addition, customers can qualify for Standby Cash® based primarily on their checking deposit history, not their credit score, which provides a $100 to $500 short-term line of credit free with automatic payments, or a 1% monthly interest charge without automatic payments. Huntington also has created a feature called Money Scout®, which is a tool that analyzes a customer’s spending habits and moves money that is not being used into that customer’s savings account and have introduced tools including The Hub and Huntington Heads Up® to provide customers greater visibility and control over their financial future. These measures fall under our approach of “Fair Play Banking.”
10 Huntington Bancshares Incorporated

The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2024, in the top 10 MSAs in which we compete.

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$44,814	43%
Detroit, MI	5	17,398	9
Cleveland, OH	2	15,595	12
Chicago, IL	11	9,667	2
Minneapolis-St. Paul, MN	4	6,604	3
Grand Rapids, MI	1	5,756	19
Indianapolis, IN	5	5,493	6
Akron, OH	1	5,191	28
Cincinnati, OH	5	4,735	3
Pittsburgh, PA	7	4,682	2
Source: FDIC.gov, based on June 30, 2024 survey.
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
2024 Form 10-K 11

The following discussion describes certain elements of the comprehensive regulatory framework applicable to us. This discussion is not intended to describe all laws and regulations applicable to Huntington, the Bank, and Huntington’s other subsidiaries.
Supervision, Examination and Enforcement
Huntington is a BHC under the BHC Act that has elected to be an FHC. FHCs may engage in, and be affiliated with, companies engaging in a broader range of activities than those permitted for a BHC, so long as such activities are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include, for example, securities underwriting, securities dealing, making a market in securities, making merchant banking investments in non-financial companies, and engaging in insurance underwriting and agency activities. To become and remain eligible for FHC status, a BHC and its subsidiary depository institutions must meet certain criteria, including capital, management, and CRA requirements. Failure to meet such criteria could result, depending on which requirements were not met, in restrictions on new financial activities or acquisitions, or being required to discontinue existing activities that are not generally permissible for BHCs.
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
A principal objective of the U.S. bank regulatory regime is to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole, by ensuring the financial safety and soundness of BHCs and banks, including Huntington and the Bank. Bank regulators regularly examine the operations of BHCs and banks. In addition, BHCs and banks are subject to periodic reporting and filing requirements.
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
12 Huntington Bancshares Incorporated

Huntington is subject to the Federal Reserve’s LFI Rating System, which places a greater emphasis on capital and liquidity, including related planning and risk management practices, as compared to the supervisory rating system applicable to smaller BHCs. These ratings are confidential.
Pause on Major Federal Reserve Rulemakings
In January 2025, the Federal Reserve stated that Vice Chair for Supervision Michael Barr would step down from the position, effective, February 28, 2025. The Federal Reserve stated that it will not issue any major rulemakings from the time of the announcement until a new vice chair for supervision is confirmed by the U.S. Senate.
Bank Acquisitions by Huntington
BHCs, such as Huntington, must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the BHC owning or controlling 5% or more of any class of voting securities of a bank or another BHC.
Late in the term of the Biden administration, the standards by which bank and financial institution acquisitions would be evaluated have been undergoing review and change by the OCC and the DOJ, but not by the Federal Reserve. These reviews and changes were incorporated into non-binding guidance. Whether and how the guidance might be further changed or interpreted by the Trump administration is uncertain.
In September 2024, the OCC adopted a final rule and policy statement regarding its review of Bank Merger Act applications for OCC-supervised institutions, including the Bank. The final rule removes the ability for Bank Merger Act applicants to file a streamlined application form for certain types of acquisitions and removes the expedited review process for Bank Merger Act applications. The policy statement provides 19 indicators of whether a Bank Merger Act application is more or less likely to be approved by the OCC. The policy statement also provides heightened expectations around the existing statutory factors the OCC is required to consider in evaluating Bank Merger Act applications.
In September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum. The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.
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
2024 Form 10-K 13

Enhanced Prudential Standards
BHCs with consolidated assets of more than $100 billion, such as Huntington, are currently subject to certain enhanced prudential standards. As a result, Huntington is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning, and risk management standards, than those applicable to institutions with less than $100 billion in total consolidated assets. Certain larger banking organizations are subject to additional enhanced prudential standards. As a Category IV banking organization, Huntington is subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets.
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
In addition, if adopted as proposed, the “clean holding company requirements” would limit or prohibit Huntington from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting Huntington from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Company’s liabilities that are not eligible long-term debt. The timing and form of any final rule implementing the long-term debt requirements and clean holding company requirements remains uncertain.
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
14 Huntington Bancshares Incorporated

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
Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2024, we have phased in 75% of the cumulative CECL deferral with the full cumulative CECL deferral fully phased in beginning January 1, 2025.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below in this section. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2024, would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
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
In addition to meeting the minimum capital requirements under the U.S. Basel III capital rules, Huntington and the Bank must maintain the applicable capital buffer (SCB and CCB, respectively) requirements to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. Huntington is subject to a SCB of 2.5% effective October 1, 2024. Refer to the SCB Requirements section below for further details. The Bank is subject to a CCB of 2.5%. The Tier 1 Leverage Ratio is not impacted by the SCB or CCB, and a banking institution may be considered well-capitalized while remaining out of compliance with the SCB or CCB.
The following table presents the minimum regulatory capital ratios, minimum ratio plus the capital buffer, and well-capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2024, calculated using the regulatory capital methodology applicable as of the end of 2024.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Buffer (1)	Well-Capitalized Minimums (2)	At December 31, 2024
					Actual
Ratios:
CET1 risk-based capital ratio	Consolidated	4.5%	7.0%	N/A	10.5%
	Bank	4.5	7.0	6.5%	11.6
Tier 1 risk-based capital ratio	Consolidated	6.0	8.5	6.0	11.9
	Bank	6.0	8.5	8.0	12.4
Total risk-based capital ratio	Consolidated	8.0	10.5	10.0	14.3
	Bank	8.0	10.5	10.0	14.1
Tier 1 leverage ratio	Consolidated	4.0	N/A	N/A	8.6
	Bank	4.0	N/A	5.0	8.9
(1)    Reflects a SCB of 2.5% for both Huntington and the Bank.
(2)    Reflects the well-capitalized standard applicable to Huntington under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
2024 Form 10-K 15

As of December 31, 2024, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements.
Basel III Endgame Proposal
In July 2023, the U.S. banking agencies issued a proposed rule to implement the Basel III endgame agreement for large banks (2023 Basel III Endgame Proposal). The proposal is aimed at significantly increasing capital requirements for large banks, particularly in the US, by mandating them to hold more capital against potential risks like credit, market, and operational risks.
It is uncertain if and when a final rule will be adopted, and if so, whether and to what extent it will differ from the 2023 Basel III Endgame Proposal. As a result, the timing and content of any final rule, and the potential effects of any final rule on Huntington and the Bank, remain uncertain.
Capital Planning and Stress Testing
Huntington is required to develop, maintain, and submit to the Federal Reserve a capital plan every year, which is subject to supervisory review in connection with the Federal Reserve’s CCAR process. Huntington is required to include within its capital plan an assessment of the expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, a detailed description of the process for assessing capital adequacy, its capital policy, and a discussion of any expected changes to its business plan that are likely to have a material impact on its capital adequacy. Under the stress buffer requirements, the CCAR process is used to determine a BHC’s SCB requirement. Please refer to the SCB Requirements section below for further details.
The Federal Reserve expects BHCs subject to CCAR, such as Huntington, to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases. This involves a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above certain minimum ratios, after taking into consideration all capital actions included in a BHC’s capital plan, under baseline and stressful conditions throughout the nine-quarter planning horizon. As part of CCAR, the Federal Reserve evaluates whether BHCs have sufficient capital to continue operations throughout times of economic and financial market stress and whether they have robust, forward-looking capital planning processes that account for their unique risks. We are generally prohibited from making a capital distribution unless, after giving effect to the distribution, we will meet all minimum regulatory capital ratios. Huntington may increase certain types of capital distributions in excess of the amount included in its capital plan without seeking prior approval from the Federal Reserve as long as it otherwise complies with the automatic restrictions on distributions under the Federal Reserve’s capital rules.
Although the Federal Reserve is no longer allowed to object to the capital plan of a large and non-complex BHC, such as Huntington, on a qualitative, as opposed to quantitative, basis, the Federal Reserve may evaluate the strength of Huntington’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning.
SCB Requirements
For risk-based capital requirements, Huntington, as a large BHC, is provided an SCB by the Federal Reserve that is determined annually based on the greater of (i) the difference between its starting and minimum projected CET1 Risk-Based Capital Ratio under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Huntington’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. On April 5, 2024, Huntington submitted its 2024 Capital Plan to the Federal Reserve for supervisory review. By notice dated June 26, 2024, the Federal Reserve informed Huntington that, effective October 1, 2024, its indicative SCB requirement associated with its 2024 Capital Plan is the prescribed minimum SCB of 2.5%, a decrease from its previous SCB of 3.2%.
Huntington is authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, inclusive of the SCB requirement. Provided that Huntington is otherwise in compliance with automatic restrictions on distributions under the Federal Reserve’s capital rules, Huntington is not required to seek prior approval to make capital distributions in excess of those included in its capital plan.
16 Huntington Bancshares Incorporated

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
Resolution Planning
As a Category IV banking organization, Huntington is not required to submit a resolution plan to the Federal Reserve. As an insured depository institution, the Bank is required to file a resolution plan with the FDIC, and the Bank submitted its most recent resolution plan to the FDIC on November 30, 2022. In June 2024, the FDIC adopted a final rule to modify the required frequency and informational content of resolution plan submissions applicable to insured depository institutions with $50 billion or more in total assets, including the Bank, which describe the insured depository institution’s strategy for a rapid and orderly resolution in the event of material financial distress or failure. As a result of the final rule, the Bank will be required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, the final rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions. If the FDIC finds an insured depository institution’s resolution plan to be not credible, it could subject the insured depository institution to an enforcement action. The final rule became effective October 1, 2024 and the deadline for the Bank’s first resolution plan submission under the final rule is July 1, 2025.
2024 Form 10-K 17

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
18 Huntington Bancshares Incorporated

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
Anti-Money Laundering
The Bank Secrecy Act, as amended by the Patriot Act and Anti-Money Laundering Act of 2020, contains anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions such as depository institutions to undertake activities, including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to implement compliance policies, procedures, and internal controls, provide its employees with AML training, designate an AML compliance officer, and undergo a periodic independent auditing and testing to assess the effectiveness of its AML program, among other requirements. The Bank has implemented an AML compliance program, including policies, procedures, and internal controls that are designed to comply with these AML requirements. Bank regulators continue to focus their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs, including the Bank’s. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.
The Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act imposes on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
OFAC Regulation
OFAC is the primary U.S. regulatory authority responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals, and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of blocked or designated persons, organizations, and entities, including the Specially Designated Nationals and Blocked Persons List. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences. Other jurisdictions and multilateral bodies also administer and impose sanctions.
2024 Form 10-K 19

Cybersecurity and Data Privacy
Federal and state legislation and regulations contain extensive cybersecurity and data privacy provisions. Our regulatory agencies including the CFPB, FDIC, Federal Reserve, and OCC also have oversight over us, the Bank, and our subsidiaries with respect to cybersecurity and data privacy. Huntington and its subsidiaries are subject to the rules and regulations promulgated under the authority of the CFPB and Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to cybersecurity and data privacy. Further, the GLBA, and its regulations such as Regulation P, require financial institutions to disclose their data privacy policies and practices relating to sharing personal information and enables retail customers to opt out of our ability to share their personal information with unaffiliated third parties under certain circumstances. The GLBA and its regulations require financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. An amendment to Regulation S-P, an implementing regulation under the GLBA, was adopted by the SEC on May 16, 2024 and requires registered investment advisers and broker-dealers to, among other things, adopt and implement an incident response program as part of their formal cybersecurity policies and procedures and report data breaches to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization within 30 days of becoming aware of such data breach. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive cybersecurity and data privacy legislation, to which we may be subject if passed.
Like other lenders, the Bank and other of our subsidiaries also use credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA, and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries.
The CISA is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions, and empowers the CISA Agency to oversee this information sharing process. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks or other information or security breaches. The law includes liability protections for companies that share cyber-threat information with third parties so long as such sharing activity is conducted in accordance with the CISA. In addition, the enactment of the CIRCIA in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the CISA Agency within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA Agency proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators.
In addition, effective April 1, 2022, the Federal Reserve, OCC and FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulator as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the stability of the U.S. financial sector.
20 Huntington Bancshares Incorporated

Cybersecurity and data privacy are also areas of increasing state legislative focus. For example, under California state law, the CCPA broadly defines personal information and substantially increases the rights of California residents to understand how their personal information is collected, used, and otherwise processed by commercial businesses, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation and includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for certain breaches). Numerous other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
Our cybersecurity and data privacy policies and procedures for the protection of personal information are in effect across all businesses and geographic locations as applicable.
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
In November 2023, the FDIC issued a final rule, which became effective April 1, 2024, to implement a special assessment to recoup losses to the DIF associated with the first half 2023 bank failures. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The FDIC will collect the special assessment over an initial eight-quarter collection period, which began in the second quarter of 2024 and currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate, subject to change depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits. The Bank recognized expense of $214 million in 2023 and $28 million in 2024 related to the DIF special assessment.
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
The federal bank regulatory agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as Huntington and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. The SEC has a rule that directs stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and requires companies to disclose their clawback policies and their actions under those policies.
2024 Form 10-K 21

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
In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the Bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The rule was expected to take effect on April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit.
Debit Interchange Fees
We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including the Bank, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These fees impose requirements regarding routing and exclusivity of electronic debit transactions. As an issuer with over $10 billion in assets, Huntington is subject to, and in compliance with, Regulation II which requires, among other things, that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks.
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
22 Huntington Bancshares Incorporated

In December 2024, the CFPB issued a final rule that amends Regulation Z, which implements the Truth in Lending Act, to apply to overdraft credit provided by insured depository institutions with more than $10 billion in total assets. The final rule is scheduled to go into effect on October 1, 2025. Under the final rule, covered institutions, including the Bank, would be allowed to choose to offer overdrafts as a courtesy overdraft service or as a line of credit. If the courtesy overdraft option is chosen, overdrafts would remain exempt from Regulation Z, as long as fees charged are based on the higher of an institutions breakeven point derived from its own costs and losses, or a benchmark fee of $5 established by the CFPB. If the overdraft line of credit option is chosen, overdrafts would be considered a loan subject to Regulation Z, and therefore, subject to account opening and loan disclosures, required to be held in an account separate from the customer’s checking or transaction account, and may not be conditioned on preauthorized electronic funds transfers. Several banking industry groups filed a lawsuit seeking to invalidate the final rule, in which they argued that the CFPB exceeded its statutory authority in adopting the final rule. The court has not yet ruled on the merits of the lawsuit nor granted a preliminary injunction. We continue to evaluate this rulemaking and assess its potential impact on Huntington and the Bank.
Corporate Responsibility
The responsible way in which we operate our Company enables us to live Our Purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. We use the platform of Corporate Responsibility to help describe and report on the work we do every day to deliver value for our stakeholders.
As a public company, our economic impact begins with our commitment to creating sustainable, long-term shareholder value through top-tier performance, while maintaining an aggregate moderate-to-low, through-the-cycle risk appetite and a well-capitalized position.
As a regional bank, our economic impact includes helping individuals and families reach their goals of financial stability and homeownership; providing businesses, especially small and mid-sized businesses, with the resources to grow; serving and supporting the underbanked; and working in partnership to create more prosperous and resilient communities.
Governance and Ethics
With oversight from our Board of Directors and in furtherance of our business strategy, we are committed to implementing strong Corporate Responsibility practices. The following represents our integrated governance structure:

Board Nominating and ESG Committee	Board Risk Oversight Committee

Executive Leadership Team

Chief Corporate Responsibility Officer	Climate Risk Director
Our Board of Directors and ELT are committed to executing on our long-term vision and aligning our strategic objectives with the interests of our stakeholders. Our Board members are accomplished leaders, bringing the perspectives, skills, experience, and independent judgment necessary to provide effective oversight and drive continued success. Our Board oversees and approves the strategy, risk appetite, and Code of Business Conduct & Ethics for the entire organization. Our ELT operates our business and enterprise functions with high legal, ethical, and moral standards through clearly stated policies and procedures. Additionally, our leaders set the tone at the top and oversee compliance with our standards and direct the company’s financial reporting and internal controls.
At the end of 2024, our Board consisted of 16 directors, comprised of our Chairman/President/CEO of Huntington Bancshares Incorporated and President/CEO of Huntington National Bank, our Huntington National Bank Chairman, and 14 independent directors. Our key risk and governance committees are comprised of a minimum of three independent directors and are chaired by an independent director with the knowledge and expertise to lead the committee. Each year, the Board evaluates its leadership organization to ensure it is best structure to provide oversight of the Company and execute against our strategy objectives. As of December 31, 2024, our ELT and Board were both 50% diverse by race and gender.
2024 Form 10-K 23

Chief Corporate Responsibility Officer
Our Chief Corporate Responsibility Officer is responsible for (1) advancing enterprise Corporate Responsibility strategy and facilitating implementation of the strategy at the business levels; (2) driving a consistent understanding of Corporate Responsibility strategy throughout the Company; (3) leading regulatory compliance efforts; and (4) overseeing goal setting (when appropriate), reporting, and monitoring. The Chief Corporate Responsibility Officer also identifies innovation and advancement opportunities aligned with strategic planning. The Chief Corporate Responsibility Officer works with a Strategy Team to drive an integrated strategic vision throughout the Bank, as well as a Core Team that is responsible for day-to-day oversight, including over publication of external disclosures and reporting.
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
Community Development
We are committed to delivering sustainable, long-term shareholder value through financial performance, while maintaining an aggregate moderate-to-low risk appetite and a well-capitalized position. We align our corporate strategy to our purpose of helping others and building upon our market-leading, purpose-driven bank through focused efforts on the environmental and social issues most important to our business and our stakeholders.
In June 2021, we made a five-year $40 billion commitment toward our Community Plan to strengthen small businesses and foster opportunity throughout our footprint. Our Community Plan was developed to support communities by enabling and improving financial opportunities for people, businesses, and neighborhoods through commitments focusing on increasing lending, investing, and services to address areas of need as follows:
•Huntington committed to providing $24 billion in affordable housing financing and consumer lending. Through October 31, 2024, we have reached $18.2 billion of this commitment.
•Huntington expanded its Small Business lending programs into its acquired TCF footprint and committed $10 billion to the programs. Through October 31, 2024, we have reached $8.2 billion of this commitment.
•Huntington committed $6.5 billion in community development loans and investments to establish programs and services that foster equity in areas such as affordable housing, small business financing, and community services. Through October 31, 2024, we have exceeded this commitment by funding $7.8 billion in loans and investments.
•Embedded in the areas of need above is a $16 billion commitment to diverse borrowers and communities to advance systemic change. Through October 31, 2024, we have reached $14.7 billion of this commitment.
Huntington has additionally developed a Lift Local Business® program, and made a commitment of $100 million, which supports entrepreneurs who have been historically under-resourced. This program offers loans, business planning support, free financial education courses delivered through Operation HOPE, and other services to help them achieve their goals. Through September 30, 2024, we have exceeded this commitment by funding $153 million in loans.
24 Huntington Bancshares Incorporated

Environmental
Huntington supports environmental stewardship, reflecting our commitment to mitigating the effects of climate change and reducing our reliance on natural resources. Our path to a more sustainable future is guided by our environmental and climate strategies, transitioning to renewable sources of energy, improving our energy efficiency, growing our renewable energy financing capabilities, and preparing for future regulatory and reporting requirements.
We report on our commitment and transparency in numerous ways. These include:
•Preparing an annual Climate Report that discusses in detail our approach toward environmental and climate governance, strategy, risk management, and performance;
•Working closely with shareholders and third party rating agencies to disclose and update details about our environmental programs; and
•Making additional environmental and climate-related resources available on our Investor Relations website, and meeting regularly with shareholders to discuss our environmental and climate risk management efforts.
In 2024, we published our third standalone Climate Report, organized around the TCFD framework, based on 2023 data; Our Climate Report updated progress against our Scope 1 and Scope 2 emissions reductions, water consumption, and landfill waste goals. Consistent with our membership in the Partnership for Carbon Accounting Financials organization, we have disclosed the Scope 3, Category 15 emissions associated with our consumer automobile portfolio. Consistent with emerging regulatory expectation, our Climate Risk team continues to work toward computing reliable, accurate estimates of other Scope 3, Category 15 portfolios.
Human Capital and Inclusion
Huntington aspires to be a Category of One financial services institution: an organization that uniquely combines its culture and performance. Huntington had 19,932 average full-time equivalent colleagues during 2024, whom we encourage to support a shared purpose of making our colleagues’ and customers’ lives better, helping businesses thrive, and strengthening the communities we serve. We believe that our culture enriches the experience of colleagues, enhances our ability to perform as a company, and makes us a destination employer.
We engage with our colleagues to gain valuable feedback on a wide range of subjects related to the experience of working at Huntington, with a strategic focus on culture, trust, and engagement. We value the feedback colleagues choose to share and use the information to drive our talent management program, which focuses on four key areas:
•Engagement
•Development
•Retention, and
•Attraction of talent
Engagement
At Huntington, we have taken steps to align our values, beliefs, and behaviors with those of our colleagues. We have highly engaged colleagues committed to looking out for each other and our customers with a balanced focus on “what we do” and “how we do it.” This synergy has proven to positively impact colleague performance and satisfaction. 2024 marked the tenth consecutive year we conducted a company-wide engagement survey to measure our colleagues’ experience with a strategic focus on culture, trust, and engagement – and the results were reaffirming. In 2024, 85%, 82%, and 82% of colleagues responded favorably on trust, culture, and engagement, respectively. These results place Huntington in the top quartile of favorability for Culture and Trust among our benchmark peer group. 80% of colleagues responded they would recommend Huntington as a great place to work.
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
2024 Form 10-K 25

At Huntington, living our shared Purpose extends beyond our daily work. We believe that building connections between colleagues, their families and our communities create a meaningful, fulfilling, and inclusive colleague experience. During 2024, Huntington colleagues provided approximately 35,000 volunteer hours to nearly 1,400 organizations across our footprint, including foodbanks, homeless shelters, local schools, senior housing, and afterschool programs.
Development
We have created specialized programs to help our colleagues grow and develop. These programs include an online library which allows colleagues to take ownership of their development via direct access to role-based content. The content is divided into three key areas of development: learning and growth, maximizing performance, and protecting the company. During 2024, colleagues at Huntington completed nearly 800,000 training hours. Huntington also provided several top talent development programs so that colleagues may further develop and accelerate their career growth. Additionally, we offer our full-time colleagues the ability to obtain post-secondary education with reimbursement of eligible tuition, including through two arrangements where tuition is reimbursed in advance. In addition to these programs, Huntington has also launched a program to capture the skills of all colleagues and match colleagues to internal job opportunities based on those skills.
Retention
Huntington is committed to creating an environment where colleagues are valued, supported, and empowered. With respect to pay, Huntington offers a minimum hourly rate of $20 per hour and competitive wages at all levels of the organization, which we regularly benchmark against the marketplace. Our compensation structure includes benefit plans and programs focused on multiple facets of well-being, including physical, mental, and financial wellness. We also offer Workplace Flex, a program designed to help colleagues to achieve a healthy balance between work and life outside of work. The program includes, when available and appropriate: flexible scheduling (staggered hours, compressed workweeks, part-time schedules, and job-sharing), flexible work location (remote and in-office), and both health and financial wellness support beyond the basic medical/visual/dental programs (adoption and fertility, parental leave, on-site fitness and fitness discounts, mental health and financial counseling services, support for chronic conditions).
We continue to identify and implement effective practices to promote pay equity, in compliance with laws. Huntington conducts a pay equity analysis annually, evaluating pay for colleagues performing the same work, designed to ensure equity.
The diversity of our colleagues is a key component of our success as an organization as it allows us to have a workforce that is representative of the communities we serve and is critical to our sustained success and growth.
Our commitment to creating a diverse and inclusive environment involves embracing different skills, backgrounds, and perspectives, both in our communities and at work. We execute this strategy in multiple ways, including community engagement and through Inclusion Councils, Business Resource Groups, and Communities of Practice to support our commitment to engage, develop, retain, and attract talent.
Collectively, these strategies create a colleague experience that entices colleagues to stay and fulfill their goals with Huntington.
Attraction of Talent
We are dedicated to attracting highly talented colleagues and becoming a destination employer. We embrace a talent attraction model that supports our mission to provide every candidate and hiring manager with an exceptional experience that aligns with our people-first culture. Our Purpose Driven Hiring process is integrated into our leadership development program, which is designed for new leaders within their first 90 days of employment. Purpose Driven Hiring supports our approach to hiring for alignment with Huntington’s leadership behaviors, values, and skills, creating a streamlined, repeatable process that promotes fair treatment for all. We have made investments, including revamping our career site and leveraging a candidate management platform, to enhance communication that elevate the hiring experience for candidates, hiring managers, and recruiters alike. These practices will allow us to secure highly talented colleagues that will help shape our future.
26 Huntington Bancshares Incorporated

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
2024 Form 10-K 27

Item 1A: Risk Factors
The risks and uncertainties listed below present risks that could have a material impact on Huntington’s financial condition, the results of operations, or its business. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. The risks and uncertainties described below are not the only ones Huntington faces. Additional risks and uncertainties not presently known to Huntington or that Huntington believes to be immaterial may also adversely affect its business. Additionally, refer to factors set forth under the caption “Forward-Looking Statements.” For more information on how we manage risks, see discussion in the “Risk Governance” section of our MD&A.
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
Our business depends on the creditworthiness of our customers. Our ACL of $2.4 billion at December 31, 2024, represented management’s estimate of the current expected losses in our loan and lease portfolio (ALLL), as well as our unfunded lending commitments (AULC). We regularly review our ACL for appropriateness. In doing so, we consider probability of default, loss given default, and exposure at default depending on economic parameters for each month of the remaining contractual term of the credit exposure. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. There is no certainty that our ACL will be appropriate over time to cover lifetime losses of the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
In addition, regulatory review of risk ratings and loan and lease losses may impact the level of the ACL and could have a material adverse effect on our financial condition and results of operations.
Weakness in economic conditions could adversely affect our business.
Continued economic uncertainty and a recessionary or stagnant economy could adversely affect our business, financial condition, and results of operations. Our performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, rising interest rates, supply chain issues, labor shortages, or changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:
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
28 Huntington Bancshares Incorporated

A U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact Huntington’s and the Bank’s capital positions and their ability to meet regulatory requirements. Other negative impacts of a U.S. government debt default, budget deficit concerns, government shutdown, or related credit ratings downgrades could include volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default or government shutdown as a consequence of extended political negotiations around the threat of such a default or government shutdown.
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
Changes in interest rates can affect the value of loans, securities, assets under management, and other assets, including mortgage servicing rights. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in NPAs and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. When we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. However, we continue to incur interest expense as a cost of funding NALs without any corresponding interest income. In addition, transactional income, including trust income, brokerage income, and gain on sales of loans, can vary significantly from period-to-period based on a number of factors, including the interest rate environment. A decline in interest rates could result in declining net interest margins if longer duration assets reprice faster than deposits.
Rising interest rates reduce the value of our fixed-rate securities. Unrealized losses from available-for-sale securities impact our OCI, shareholders’ equity, and the Tangible Common Equity ratio. Any realized securities losses impact our regulatory capital ratios. For more information, refer to “Market Risk” section of the MD&A.
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
2024 Form 10-K 29

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
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. Our competitors could be made larger through merger or consolidation. In our market areas, we face competition from other banks and financial service companies that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. Technological advances have made it possible for our non-bank competitors to offer products and services that traditionally were banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including mobile payments, online deposit accounts, electronic payment processing, and marketplace lending, without having a physical presence where their customers are located. Legislative or regulatory changes also could lead to increased competition in the financial services sector. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service by investing in new products and services, electronic platforms, personal contacts, pricing, and range of products. If we are unable to successfully compete for new customers and retain our current customers, our business, financial condition, or results of operations may be adversely affected. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, or a desire to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin. For more information, refer to “Competition” section of Item 1: Business.
Liquidity Risks:
Changes in Huntington’s financial condition or in the general banking industry, or changes in interest rates, could result in a loss of depositor confidence.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers.
Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general, and with us in particular. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, liquidity requirements, etc.), changes in the financial condition of Huntington, other banks, or the banking industry in general, changes in the interest rates our competitors pay on their deposits, and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market-related, geopolitical, or other events could impact the liquidity derived from deposits.
30 Huntington Bancshares Incorporated

We are a holding company and depend on dividends by our subsidiaries for liquidity needs.
Huntington is an entity separate and distinct from the Bank. The Bank conducts most of our operations, and Huntington depends upon dividends from the Bank to service Huntington’s operating costs and to pay dividends to Huntington’s shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could limit the payment of dividends or other payments to Huntington by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred and Common Stock could have a material adverse effect on the market price of our Preferred and Common Stock. Additional information regarding dividend restrictions is provided in Item 1: Business - “Regulatory Matters.”
If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.
Wholesale funding sources can include securitization, federal funds purchased, securities sold under repurchase agreements, brokered deposits, and long-term debt. The Bank is also a member of the FHLB, which provides members access to funding through advances collateralized with mortgage-related assets. We maintain a portfolio of highly-rated, marketable securities that is available as a source of liquidity.
We may, from time-to-time, consider using our existing liquidity position to opportunistically retire outstanding securities in privately negotiated or open market transactions.
Capital markets disruptions can directly impact the liquidity of Huntington and the Bank. Our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, negative perceptions of the overall banking industry or of other regional banks, or other factors may impact our ability to raise additional capital, if needed, on terms acceptable to us. For example, in the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. Any diminished ability to access short-term funding or capital markets to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise adversely affect our business and our ability to implement our business plan, capital plan, and strategic goals.
A reduction in our credit rating could adversely affect our access to capital and could increase our cost of funds.
The credit rating agencies regularly evaluate Huntington and the Bank. Credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of Huntington or the Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability, and financial condition, including liquidity.
2024 Form 10-K 31

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
The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance, failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant operational disruptions, compromises or failures of us or of third parties with which we do business or upon which we rely.
We face indirect technology, cybersecurity, data privacy and operational risks relating to the contractors, customers, clients, and other third parties with which we do business or upon which we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems and infrastructure, a disruption, compromise or failure that significantly degrades, damages or destroys the systems or infrastructure, or the confidential, proprietary, personal and other information stored or processed thereon, of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity, and complexity increases the risk of operational disruption, compromise or failure. Any third-party disruption, compromise or failure, including any technology failure, cyber-attack or other information or security breach, termination, or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk, or expand our business.
32 Huntington Bancshares Incorporated

Our financial, accounting, data processing, backup, or other operational or security systems and infrastructure may also fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions, provide services, or otherwise conduct business. Such events may include: sudden increases in customer transaction volume; electrical, telecommunications, or other major service outages; client access to our digital platforms and mobile applications; disease pandemics; cyber-attacks or other information or security breaches; software or hardware failures; and events arising from local or larger scale political or social matters, including wars and terrorist attacks. Additional events beyond our control that could impact our business directly or indirectly include natural disasters such as wildfires, earthquakes, and weather events, including tornadoes, hurricanes, and floods. Neither the occurrence nor the potential impact of these events can be predicted, and the frequency and severity of weather events may be impacted by climate changes. In addition, we may need to take our systems or infrastructure off-line if they become subject to a cyber-attack or other information or security breach, such as becoming infected with malware or a computer virus. For more information on cybersecurity risks, see “Risk Factors—Compliance Risks—We face risks from cyber-attacks and other information or security breaches, including denial of service attacks, hacking, social engineering attacks targeting our employees, contractors, colleagues and customers, malware intrusion or data corruption attempts, and identity theft, that could result in the disclosure of confidential, proprietary, personal and other information, any of which could adversely affect our business or reputation and create significant legal and financial exposure.”
We frequently update our systems and infrastructure to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems and infrastructure, security monitoring, and retaining and training personnel required to operate our systems and infrastructure also entail significant costs. For more information regarding the Company’s process for assessing, identifying, and managing material risks from cybersecurity threats, refer to Item 1C: Cybersecurity. There can be no guarantee that our updates to our systems and infrastructure or any other measures we take in order to prevent, mitigate or remediate any disruption, compromise or failure of our systems or infrastructure will be successful, adequate or otherwise result in our intended outcomes. For example, in the event that backup systems are utilized, they may not process data as quickly as our primary systems, and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup systems and infrastructure and other safeguards with respect to third-party systems or infrastructure is more limited than with respect to our own systems and infrastructure. Even when a disruption, compromise, or failure is prevented, mitigated, or remediated in a timely manner, doing so may have required expending substantial resources and management attention or taking other actions that could adversely affect customer satisfaction or retention, as well as harm our reputation. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms, or at all, or that our insurers will not deny coverage to any future claim. Operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm.
We face risks from cyber-attacks and other information or security breaches, including denial of service attacks, hacking, social engineering attacks targeting our colleagues, contractors, and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential, proprietary, personal and other information, any of which could adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer and data management systems and network infrastructure, and those of third parties on which we are highly dependent, are subject to cybersecurity risks and could be susceptible to cyber-attacks or other information or security breaches. Our business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, personal, and other information in our computer and data management systems and network infrastructure, and in the computer and data management systems and network infrastructure of third parties. In addition, to access our network, products, and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
2024 Form 10-K 33

We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks or other information or security breaches. These cyber-attacks or other information or security breaches include computer viruses, denial of service attacks, hacking, social engineering attacks (including phishing and smishing attacks) targeting our colleagues, contractors, and customers, malware intrusion or data corruption attempts, ransomware, improper access by employees or contractors, identity theft, and other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, destruction, or other processing of confidential, proprietary, personal, and other information of ours, our employees, our customers, or of third parties, damage our systems and infrastructure or otherwise materially disrupt our, our customers’, or other third parties’ network access or business operations. As cyber-attacks or other information or security breaches continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or cyber-attacks or other information or security breaches. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such cyber-attacks or other information or security breaches, which may result in material losses or consequences for us.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, including AI, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of cyber threat actors, such as organized crime affiliates, terrorist organizations, state-sponsored actors, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage, any of whom may enhance their efforts through the use of AI. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber-attacks and ransomware are both increasing in sophistication and prevalence. Targeted social engineering and email attacks (i.e., “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, contractors, customers, clients, or other users of our systems and infrastructure to disclose sensitive information in order to gain access to our, our customers’, or our clients’ systems and infrastructure, or the confidential, proprietary, personal, or other information stored or processed thereon. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber threat actors change frequently, may not be recognized until launched, and may not be recognized until well after a cyber-attack or other information or security breach has occurred. The speed at which new vulnerabilities are discovered and exploited, often before security patches are published, continues to rise. Remote work further increases the risk that we may experience cyber-attack or other information or security breaches as a result of our employees, colleagues, contractors, and other third parties with which we do business or upon which we rely working remotely on less secure systems and environments.
The risk of a security breach caused by a cyber-attack or other information security breach at a third party with which we do business or upon which we rely, or by unauthorized access by such third party, has also increased in recent years. Additionally, the existence of cyber-attacks or other information or security breaches at such third parties with access to our confidential, proprietary, personal, and other information may not be disclosed to us in a timely manner. Further, our ability to monitor such third parties’ cybersecurity practices is limited. Although we generally have agreements relating to cybersecurity and data privacy in place with third parties, we cannot guarantee that such agreements will prevent a cyber-attack or other information or security breach impacting our confidential, proprietary, personal, or other information, or enable us to obtain adequate or any reimbursement from such third parties in the event we should suffer any disruption, compromise, failure, liability, reputational harm, or other cost or expense. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber-attacks or other information or security breaches attributed to such third parties as they relate to the information we share with them.
34 Huntington Bancshares Incorporated

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack or other information or security breach on our systems or infrastructure has been successful, whether or not this perception is correct, may damage our reputation with customers, clients, and third parties with which we do business. Hacking of confidential, proprietary, personal, and other information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of our cybersecurity measures could cause us serious negative consequences, including: loss of customers, clients, and business opportunities; costs associated with maintaining business relationships after a cyber-attack or other information or security breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential, proprietary, personal, and other information, intellectual property, funds, and/or those of our customers or clients; or damage to our, our customers’, our clients’, and/or third parties’ systems or infrastructure. The occurrence of any of these events could result in a violation of applicable data privacy laws and regulations and other laws and regulations, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our cybersecurity measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity, and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a major cyber-attack or other information or security breach. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage to any future claim.
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
Relative to acquisitions, we incur risks and challenges associated with the integration of employees, accounting systems, and technology platforms from acquired businesses and institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies expected from such acquisitions. Acquisitions may be subject to the receipt of approvals from certain governmental authorities, including the Federal Reserve, the OCC, and the DOJ, as well as the approval of our shareholders and the shareholders of companies that we seek to acquire. These approvals for acquisitions may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the acquisitions. Subject to requisite regulatory approvals, future business acquisitions may result in the issuance and payment of additional shares of stock, which would dilute current shareholders’ ownership interests. Additionally, acquisitions may involve the payment of a premium over book and market values. Therefore, dilution of our tangible book value and net income per common share could occur in connection with any future transaction.
2024 Form 10-K 35

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
36 Huntington Bancshares Incorporated

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
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends or repay debt. Assumptions affecting our goodwill impairment evaluation include earnings projections, the discount rates used in the income approach to measure fair value, and observed peer multiples used in estimating the fair value under the market approach. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, which in turn could impact our ability to pay dividends. At December 31, 2024, the book value of our goodwill was $5.6 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce Huntington’s earnings, as well.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses, and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or supervisory expectations or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have established a formal climate risk program to embed climate risk considerations into our risk management processes across all established risk pillars, such as market, credit, and operational risks. While the timing and severity of climate change may not be entirely predictable and our risk management processes may not be effective in mitigating climate risk exposure, we continue to build capabilities to identify, assess, and manage climate risks.
2024 Form 10-K 37

We use AI in connection with our business and operations, which exposes us to inherent risks that may expose us to material harm.
We use AI in connection with our business and operations. AI is complex and rapidly evolving, and the introduction of AI, a relatively new and emerging technology in the early stages of commercial use, into our business and operations may subject us to new or heightened legal, regulatory, ethical, operational, reputational, or other risks. The models underlying AI may be incorrectly or inadequately designed or implemented and trained on, or otherwise use, data or algorithms that are, and output that may be, incomplete, inadequate, misleading, biased, poor-quality or otherwise flawed, any of which may not be easily detectable. Further, inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI could impair the acceptance of AI, including those incorporated in our business and operations. If the AI that we use is deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal and regulatory action, brand or reputational harm, or other adverse impacts on our business and financial results. Further, there can be no assurance that our use of AI will be successful in enhancing our business or operations or otherwise result in our intended outcomes, and our competitors may incorporate AI into their businesses or operations more quickly or more successfully than us.
AI and the use thereof is also subject to a variety of existing laws and regulations, including fair lending, consumer protection, intellectual property, cybersecurity, data privacy, and equal opportunity, and is expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of evolving review by various governmental and regulatory agencies, and changes in laws and regulations governing AI may adversely affect our ability to use AI. Additionally, various federal, state and foreign governments and regulators have implemented, or are considering implementing, general legal and regulatory frameworks for the appropriate use of AI. It is possible that we will not be able to anticipate how to respond to these rapidly developing laws and regulations. Further, if we do not have sufficient rights to use the data or algorithms on which our AI solutions rely or the output generated thereby, we also may incur liability through the violation of applicable laws and regulations, such as fair lending laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We may not be able to sufficiently mitigate or detect any of the foregoing risks or concerns given our and other market participants’ lack of experience with using AI, the pace of technological change, and rapid adoption of AI by our business partners and competitors. Any actual or perceived failure to address risks or concerns relating to the use of AI, whether unfounded or not, could adversely affect our business and operations.
Compliance Risks:
We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us and our business model.
The banking industry is highly regulated. We are subject to supervision, regulation, and examination by various federal and state regulators, including the Federal Reserve, OCC, SEC, CFPB, FDIC, FINRA, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole - not to protect shareholders. These laws and regulations, many of which are discussed in Item 1: Business - “Regulatory Matters,” among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
38 Huntington Bancshares Incorporated

Under the supervision of the CFPB, our consumer and business banking products and services are subject to heightened regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. Also, federal and state regulators have been increasingly focused on sales practices of branch personnel, including taking regulatory action against other financial institutions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, require remuneration to our customers, trigger fines or penalties, limit the products or services we offer, limit the fees we are able to charge, require us to increase our prices and, therefore, reduce demand for our products, impose additional compliance costs on us, increase the cost of collection, cause harm to our reputation, or otherwise adversely affect our consumer businesses.
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
We expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration. We expect there will be changes in rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. The evolving regulatory and supervisory environment and uncertainty about the timing and scope of future laws, regulations, and policies may contribute to decisions we may make to suspend, reduce, or withdraw from existing businesses, activities, or initiatives, which may result in potential lost revenue or significant restructuring or related costs or exposures.
In addition, regulatory responses in connection with severe market downturns or unforeseen stress events may alter or disrupt our planned future strategies and actions. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole, and the general economic climate and U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. During 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank, respectively. The failure of other banks and financial institutions and the measures taken by governments and regulators in response to these events, including increased regulatory scrutiny and heightened supervisory expectations could adversely impact our business, financial condition, and results of operations.
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
2024 Form 10-K 39

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss.
The Bank Secrecy Act contains anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. FinCEN, a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the DOJ, Drug Enforcement Administration, and IRS.
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
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. For example, the federal bank regulatory agencies (namely, the Federal Reserve, FDIC and OCC) have proposed regulations that would enhance cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, incident response, cyber resilience, and situational awareness. Although the FDIC and OCC each withdrew this proposal, the Federal Reserve has not withdrawn its propose and may still propose such a rule. For more information regarding applicable cybersecurity and data privacy legislation and regulations, refer to Item 1: Business - “Regulatory Matters.”
We share, use, collect, disclose and otherwise process personal information of our customers and counterparties, including, but not limited to, personal financial information. The sharing, use, collection, disclosure, and other processing of these types of information are governed by increasingly stringent and evolving legislation and regulations, the intent of which is to protect the privacy of personal information, including personal financial information. We may become subject to new legislation or regulations concerning cybersecurity and data privacy. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to change our business practices, policies, or systems or otherwise incur significant additional costs and expenses in order to comply.
Further, we make public statements about our sharing, use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our website, and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our public statements and documentation that provide promises and assurances about cybersecurity and data privacy can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresent our actual practices.
40 Huntington Bancshares Incorporated

If cybersecurity or data privacy legislation or regulations are implemented, interpreted, or applied in a manner inconsistent with our current practices, or if we fail to comply (or are perceived to have failed to comply) with applicable legislation and regulation relating to cybersecurity and data privacy, we may be subject to fines, civil or criminal penalties, sanctions, litigation (including class actions), investigations or inquiries, or regulatory enforcement actions or ordered to change our business practices, policies, or systems in a manner that adversely impacts our operating results.
Strategic Risks:
We operate in a highly competitive industry which depends on our ability to successfully execute our strategic plan and adapt our products and services to evolving industry standards and consumer preferences.
We are subject to intense competition from both other financial institutions and from non-bank entities, including FinTech companies. Technology has lowered the barriers to entry, with customers having a growing variety of traditional and nontraditional alternatives, such as crowdfunding, digital wallets, cryptocurrencies, and money transfer services. The continuous widespread adoption of new technologies, including internet services and mobile applications, and advanced ATM functionality, is influencing how individuals and firms conduct their financial affairs and is changing the delivery channels for financial services. Our “People-First, Customer-Centered” strategic plan considers the implications of these changes in technology and how it may impact our customers. Additionally, these changes require us to adapt our product and services, as well as our distribution of them, to evolving industry standards and customer preferences. Failure to address competitive pressures could make it more difficult for us to attract and retain customers across our businesses.
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
2024 Form 10-K 41

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
Our ability to attract and retain customers, clients, investors, and employees is affected by our reputation. Significant harm to our reputation can arise from various sources, including officer, director, or employee misconduct, actual or perceived unethical behavior, conflicts of interest, security breaches, litigation or regulatory outcomes, compensation practices, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release, gathering, monitoring, misuse, loss, destruction or other processing of confidential, proprietary, personal, and other information due to cyber-attacks or other information or security breaches, disruptions, compromises or failures of our systems or infrastructure, perception of our corporate responsibility or environmental practices and disclosures, and the activities of our clients, customers, and counterparties, including vendors. Reputation risk related to corporate policies and practices on corporate responsibility and ESG topics is increasingly complex. Divergent ideological and social views may create competing stakeholder, legislative, and regulatory scrutiny that may impact our reputation or operations. In particular, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or our various stakeholders’ expectations. Such divergent, sometimes conflicting, views on corporate responsibility and ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation indirectly by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operation, and financial condition.
42 Huntington Bancshares Incorporated

Item 1B: Unresolved Staff Comments
None.
Item 1C: Cybersecurity
Cybersecurity represents an important component of Huntington’s overall cross-functional approach to risk management. Our cybersecurity practices are integrated into Huntington’s ERM approach, and cybersecurity risks are among the core enterprise risks identified for oversight by our Board through our annual ERM assessment. See “Risk Factors—Operational Risks” for information on risks from cybersecurity threats. Our cybersecurity policies and practices are designed to follow the cybersecurity framework of the National Institute of Standards and Technology and other applicable industry standards.
Consistent with Huntington’s overall ERM policies and practices, our cybersecurity program includes:
•Vigilance: We maintain a global cybersecurity threat operation designed to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions, compromises, and failures to our business.
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
•Incident Response Planning: We have established and maintain incident response plans that are designed to address our response to a cybersecurity incident, and such plans are tested at least annually, or more frequently as needed.
•Communication and Coordination: We utilize a cross-functional approach to evaluating the risk from cybersecurity threats and incidents, involving management personnel from our technology, operations, legal, risk management, internal audit, and other key business functions, as well as members of our Board and the Technology Committee of the Board (the “Technology Committee”).
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Technology Committee, which has responsibility for the development, implementation, maintenance, and risk management of the cybersecurity program and regularly interacts with Huntington’s ERM function, individual members of management, and relevant management committees.
A key part of Huntington’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, and other exercises focused on evaluating effectiveness. We regularly engage third parties to perform assessments on our cybersecurity measures, including cybersecurity maturity assessments, and independent reviews of our cybersecurity control environment and operating effectiveness. The results of such assessments and reviews are reported to the Technology Committee and the Board when appropriate, and we adjust our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.
2024 Form 10-K 43

The Technology Committee oversees the management of risks from cybersecurity threats, including the policies, processes and practices that management implements to address risks from cybersecurity threats. The Board and the Technology Committee each receive regular presentations and reports on cybersecurity risks which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and cybersecurity considerations arising with respect to peers and vendors. The Board and the Technology Committee are notified by the CEO regarding the occurrence of any potentially material cybersecurity incidents, including ongoing updates, when applicable. To keep the Technology Committee apprised of the continually shifting landscape, the Chief Information Security Officer provides updates to the Technology Committee on cybersecurity matters on at least a quarterly basis, and more frequently as necessary. The entire Board also participates in periodic cyber-related tabletop exercises.
Huntington’s Chief Information Security Officer is a member of our Technology Risk Committee, a management-level committee that is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across Huntington. The Chief Information Security Officer also works with members of the ELT, which includes our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, and General Counsel.
The Chief Information Security Officer works collaboratively across Huntington to implement a program designed to identify and protect our information systems from cybersecurity threats and to promptly detect and respond to cybersecurity incidents. To facilitate this program, multi-disciplinary teams throughout Huntington are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with Huntington’s incident response plan. Through ongoing communications with these multi-disciplinary teams and across Huntington, the Chief Information Security Officer regularly monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents on an ongoing basis, and reports such threats and incidents to the CEO, who then reports to the Technology Committee and the Board when appropriate, as discussed above.
We believe our Board and management, including the Chief Information Security Officer, have the appropriate expertise, background, and depth of experience to manage risks arising from cybersecurity threats, including applicable knowledge gained through industry experience, academia, ongoing internal and external training, and regular discussions with consultants and peers with applicable knowledge and expertise. In addition, members of our Board and management hold varying levels of relevant cybersecurity certifications.
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
We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branches and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. Additional information regarding our properties is set forth in Note 8 - “Premises and Equipment” and Note 9 - “Operating Leases” of the Notes to Consolidated Financial Statements and is incorporated into this item by reference.
Item 3: Legal Proceedings
Information required by this item is set forth in Note 21 - “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 4: Mine Safety Disclosures
Not applicable.
44 Huntington Bancshares Incorporated

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Global Stock Market under the symbol “HBAN.” As of January 31, 2025, we had 28,217 shareholders of record.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Regulatory Matters” and in Note 22 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods (KBW) Bank Index, for the period December 31, 2019, through December 31, 2024. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and many regional banks, including Huntington. An investment of $100 on December 31, 2019, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

$225
$200
$175
$150
$125
$100
$75
Dec 2019
Dec 2020
Dec 2021
Dec 2022
Dec 2023
Dec 2024
HBAN
S&P 500
KBW Bank Index

	2019	2020	2021	2022	2023	2024
HBAN	$100	$89	$113	$108	$103	$138
S&P 500	100	118	152	125	157	197
KBW Bank Index	100	90	124	98	97	133
For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.
Item 6:
[Reserved]

2024 Form 10-K 45

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
EXECUTIVE OVERVIEW
Acquisitions and Divestitures
In March 2023, Huntington completed the sale of the RPS business and entered into an ongoing partnership with the purchaser. The sale of our RPS business resulted in a $57 million gain recorded within other noninterest income.
In June 2022, Huntington completed the acquisition of Capstone Partners, a top tier middle market investment bank and advisory firm. The transaction brought a national scale to serve middle market business owners throughout the corporate lifecycle, building on Huntington’s regional banking foundation. Capstone Partners related revenue, including mergers and acquisitions, capital raising, and other advisory-related fees, is recognized within capital markets and advisory fees in the Consolidated Statements of Income.
In May 2022, Huntington completed the acquisition of Digital Payments Torana, Inc., now known as Huntington ChoicePay, a digital payments business focused on business to consumer payments. This acquisition, along with the formation of our enterprise-wide payments group, reflects one of our strategic priorities to accelerate our payments capabilities and expand the services provided to our customers.
Reporting Update
During the fourth quarter of 2024, Huntington updated the presentation of our reported deposit categories to align more closely with how we strategically manage our business. As a result, we now report our deposit composition in the following categories: (1) demand deposits - noninterest bearing, (2) demand deposits - interest bearing, (3) money market, (4) savings, and (5) time deposits. Prior period results have been adjusted to conform to the current presentation.
46 Huntington Bancshares Incorporated

2024 Financial Performance Review
Selected Financial Data

Table 1 - Selected Year to Date Income Statement Data
	Year Ended December 31,
		Change from 2023			Change from 2022
(amounts in millions, except per share data)	2024	Amount	Percent	2023	Amount	Percent	2022
Interest income	$9,921	$1,005	11%	$8,916	$2,947	49%	$5,969
Interest expense	4,576	1,099	32	3,477	2,781	400	696
Net interest income	5,345	(94)	(2)	5,439	166	3	5,273
Provision for credit losses	420	18	4	402	113	39	289
Net interest income after provision for credit losses	4,925	(112)	(2)	5,037	53	1	4,984
Noninterest income	2,040	119	6	1,921	(60)	(3)	1,981
Noninterest expense	4,562	(12)	—	4,574	373	9	4,201
Income before income taxes	2,403	19	1	2,384	(380)	(14)	2,764
Provision for income taxes	443	30	7	413	(102)	(20)	515
Income after income taxes	1,960	(11)	(1)	1,971	(278)	(12)	2,249
Income attributable to non-controlling interest	20	—	—	20	9	82	11
Net income attributable to Huntington	1,940	(11)	(1)	1,951	(287)	(13)	2,238
Dividends on preferred shares	134	(8)	(6)	142	29	26	113
Impact of preferred stock redemptions and repurchases	5	13	NM	(8)	(8)	NM	—
Net income applicable to common shares	$1,801	$(16)	(1)%	$1,817	$(308)	(14)%	$2,125
Average common shares—basic	1,451	5	—%	1,446	5	—%	1,441
Average common shares—diluted	1,476	8	1	1,468	3	—	1,465
Net income per common share—basic	$1.24	$(0.02)	(2)	$1.26	$(0.21)	(14)	$1.47
Net income per common share—diluted	1.22	(0.02)	(2)	1.24	(0.21)	(14)	1.45
Cash dividends declared	0.62	—	—	0.62	—	—	0.62
Return on average total assets	0.99%			1.04%			1.25%
Return on average common shareholders’ equity	10.4			11.2			13.2
Return on average tangible common shareholders’ equity (1)	15.7			17.6			20.7
Net interest margin (2)	3.00			3.19			3.25
Efficiency ratio (3)	60.5			61.0			56.9
Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$5,345	$(94)	(2)%	$5,439	$166	3%	$5,273
FTE adjustment (2)	53	11	26	42	11	35	31
Net interest income, FTE (non-GAAP)(2)	5,398	(83)	(2)	5,481	177	3	5,304
Noninterest income	2,040	119	6	1,921	(60)	(3)	1,981
Total revenue, FTE (non-GAAP)(2)	$7,438	$36	—%	$7,402	$117	2%	$7,285
(1)    Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average assets are net of deferred tax liability and calculated assuming a 21% tax rate.
(2)    On an FTE basis assuming a 21% tax rate.
(3)    Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.
2024 Form 10-K 47

Summary of Results
In 2024, we reported net income of $1.9 billion, or $1.22 per diluted common share, compared with net income in 2023 of $2.0 billion, or $1.24 per diluted common share. The current year reported net income was negatively impacted by additional expense attributable to the FDIC DIF special assessment totaling $28 million, or $23 million after tax ($0.02 per common share), and $20 million, or $16 million after tax ($0.01 per common share), of expense from staffing efficiencies and corporate real estate consolidation expense. The prior year’s reported net income was negatively impacted by the initial recognition of the FDIC DIF special assessment totaling $214 million, or $169 million after tax ($0.11 per common share), and $69 million, or $55 million after tax ($0.04 per common share), of expense from staffing efficiencies and corporate real estate consolidation expense.
Net interest income was $5.3 billion in 2024, a decrease of $94 million, or 2%, from 2023. FTE net interest income, a non-GAAP financial measure, decreased $83 million, or 2%, from 2023. The decrease in FTE net interest income reflected a 19 basis point decrease in the FTE NIM to 3.00% and a $12.2 billion, or 9%, increase in average interest-bearing liabilities, partially offset by a $8.2 billion, or 5%, increase in average earning assets. The NIM compression was primarily due to the higher rate environment driving a higher cost of funds, partially offset by an increase in loans and leases and investment security yields.
The provision for credit losses increased $18 million, or 4%, to $420 million for 2024. The ACL was $2.4 billion, or 1.88% of total loans and leases, at December 31, 2024, compared to $2.4 billion, or 1.97% of total loans and leases, at December 31, 2023. The modest increase in the total ACL was driven by a combination of loan and lease growth and increased net charge off activity in 2024, mostly offset by a decrease in the overall coverage ratios in 2024 that is reflective of the current macroeconomic environment.
Noninterest income of $2.0 billion, increased $119 million, or 6%, from the prior year, primarily due to increases in capital markets and advisory fees, wealth and asset management revenue, payments and cash management revenue, customer deposit and loan fees, and mortgage banking income, and $24 million of unfavorable mark-to-market on the pay-fixed swaptions program recognized in 2023, partially offset by a decrease in leasing revenue and a $57 million gain on the sale of our RPS business recognized in 2023. Noninterest expense of $4.6 billion, decreased $12 million from the prior year primarily due to a reduction in the FDIC DIF special assessment of $186 million and lower staffing efficiencies and corporate real estate consolidation expense, partially offset by current year increases in personnel expense and outside data processing and other services.
Consolidated Balance Sheet and Capital Ratios
Total assets at December 31, 2024 were $204.2 billion, an increase of $14.9 billion, or 8%, compared to December 31, 2023. The increase in total assets was primarily driven by increases in loans and leases of $8.1 billion, or 7%, interest-earning deposits with banks of $2.9 billion, or 33%, and total securities of $2.6 billion, or 6%. Total liabilities at December 31, 2024 were $184.4 billion, an increase of $14.5 billion, or 9%, compared to December 31, 2023. The increase in total liabilities was primarily driven by increases in total deposits of $11.2 billion, or 7%, and long-term debt of $4.0 billion, or 32%.
The tangible common equity to tangible assets ratio was 6.1% at both December 31, 2024 and December 31, 2023, with an increase in tangible common equity offset by an increase in tangible assets. The CET1 risk-based capital ratio was 10.5% at December 31, 2024, up from 10.2% at December 31, 2023. The increase in CET1 was primarily due to current period earnings, net of dividends, partially offset by an increase in risk-weighted assets and a reduction in the CECL transitional amount. The increase in risk-weighted assets was driven by loan growth, partially offset by the capital benefit of two CLN transactions completed during 2024.
48 Huntington Bancshares Incorporated

Business Overview
General
Our general business objectives are to:
•Deliver our Culture, Purpose, and Vision through a Differentiated Operating Model;
•Build on our vision to be the leading People-First, Customer-Centered bank in the country;
•Deliver top quartile performance through sustainable long-term profitable growth;
•Differentiate our culture, brand, and customer experience through expanded product offerings to drive digital acquisition, deepening, and retention, and leveraging partnerships and technology to grow customers and market share;
•Leverage our regional banking model and national franchise to drive scale, growth and expansion;
•Anticipate evolving customer needs to drive profitable growth;
•Maintain positive operating leverage and execute disciplined capital management; and
•Provide stability and resilience through disciplined risk management, while maintaining an aggregate moderate-to-low risk appetite.
Our 2024 results reflect strong organic growth, across both loans and deposits, supported by the combination of existing and new businesses. Driven by our strong liquidity, capital, and credit, we invested in building existing business relationships, while expanding capabilities and expertise through both geographic expansion and the addition of new commercial verticals. Credit continues to perform well, consistent with our aggregate moderate-to-low risk appetite. We remain focused on delivering profitable growth and driving value for our shareholders, and believe Huntington is positioned to perform well through the dynamic environment.
Economy
The rate cutting cycle began in 2024, with a September 50 basis point cut and two fourth quarter 25 basis point cuts, bringing the cumulative amount of rate cuts to 100 basis points since the September FOMC meeting. Inflation is still not within the Federal Reserve’s 2% target and has recently stopped trending lower. Employment data has stabilized after showing notable deterioration in early and mid-2024. The unemployment rate started the year at 3.8% and ended at 4.1%, holding relatively flat throughout the second half of 2024. Taking these factors into consideration, recent commentary from Federal Reserve members has been more neutral and suggesting it may be appropriate for the Federal Reserve to hold interest rates at current levels, with limited rate cuts expected in 2025.
Recent economic data has been mixed. The services sector continues to expand and prices paid for services remains high, which has been the main driver to overall inflation remaining elevated. Retail sales have held up well, while manufacturing remains weak and is generally still slowly contracting. Expectations are for the economy to hold up well for the first half of 2025, with more risks of a potential slowdown in the back half of the year.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in Item 1: Business - “Regulatory Matters” section of this Form 10-K.
2024 Form 10-K 49

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance on a consolidated basis. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”
For a discussion of our results of operations for 2023 versus 2022, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2023 Form 10-K, filed with the SEC on February 16, 2024.
Average Balance Sheet / Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans and leases and securities), and interest expense from funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on an FTE basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 21% tax rate. Information related to major components of our net interest income (FTE) and related yields are presented on the following table.

50 Huntington Bancshares Incorporated

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Year Ended December 31,
	2024			2023
	Average	Interest Income/Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,113	$598	5.38%	$9,309	$492	5.30%	$1,804	19%
Securities:
Trading account securities	265	13	5.04	77	4	5.14	188	244
Available-for-sale securities:
Taxable	24,232	1,251	5.16	20,539	1,016	4.95	3,693	18
Tax-exempt	2,779	141	5.08	2,720	132	4.84	59	2
Total available-for-sale securities	27,011	1,392	5.15	23,259	1,148	4.93	3,752	16
Held-to-maturity securities—taxable	15,478	385	2.49	16,507	401	2.43	(1,029)	(6)
Other securities	789	42	5.33	933	53	5.70	(144)	(15)
Total securities	43,543	1,832	4.21	40,776	1,606	3.94	2,767	7
Loans held for sale	597	40	6.63	554	35	6.34	43	8
Loans and leases: (3)
Commercial:
Commercial and industrial	52,426	3,321	6.33	49,640	2,991	6.03	2,786	6
Commercial real estate	11,935	907	7.60	13,140	972	7.40	(1,205)	(9)
Lease financing	5,190	336	6.47	5,128	289	5.63	62	1
Total commercial	69,551	4,564	6.56	67,908	4,252	6.26	1,643	2
Consumer:
Residential mortgage	23,956	943	3.94	22,990	825	3.59	966	4
Automobile	13,372	726	5.43	12,881	561	4.36	491	4
Home equity	10,088	780	7.73	10,156	760	7.48	(68)	(1)
RV and marine	5,979	310	5.19	5,650	271	4.79	329	6
Other consumer	1,557	181	11.61	1,362	156	11.53	195	14
Total consumer	54,952	2,940	5.35	53,039	2,573	4.85	1,913	4
Total loans and leases	124,503	7,504	6.03	120,947	6,825	5.64	3,556	3
Total earning assets	179,756	9,974	5.55	171,586	8,958	5.22	8,170	5
Cash and due from banks	1,397			1,576			(179)	(11)
Goodwill and other intangible assets	5,680			5,731			(51)	(1)
All other assets	9,427			8,663			764	9
Total assets	$196,260			$187,556			$8,704	5%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$40,401	$858	2.12%	$39,901	$703	1.76%	$500	1%
Money market deposits	54,702	1,994	3.64	44,958	1,365	3.04	9,744	22
Savings deposits	15,141	15	0.10	17,502	3	0.02	(2,361)	(13)
Time deposits	15,343	705	4.60	11,042	426	3.86	4,301	39
Total interest-bearing deposits	125,587	3,572	2.84	113,403	2,497	2.20	12,184	11
Short-term borrowings	1,147	69	5.99	3,081	179	5.81	(1,934)	(63)
Long-term debt	15,224	935	6.14	13,324	801	6.01	1,900	14
Total interest-bearing liabilities	141,958	4,576	3.22	129,808	3,477	2.68	12,150	9
Demand deposits—noninterest-bearing	29,479			33,985			(4,506)	(13)
All other liabilities	5,123			5,080			43	1
Total liabilities	176,560			168,873			7,687	5
Total Huntington shareholders’ equity	19,651			18,634			1,017	5
Non-controlling interest	49			49			—	—
Total equity	19,700			18,683			1,017	5
Total liabilities and equity	$196,260			$187,556			$8,704	5%
Net interest rate spread			2.33			2.54
Impact of noninterest-bearing funds on NIM			0.67			0.65
NII/NIM (FTE)		$5,398	3.00%		$5,481	3.19%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2024 Form 10-K 51

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
	Year Ended December 31,
	2023			2022
	Average	Interest Income/ Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$9,309	$492	5.30%	$4,852	$83	1.70%	$4,457	92%
Securities:
Trading account securities	77	4	5.14	32	1	4.14	45	141
Available-for-sale securities:
Taxable	20,539	1,016	4.95	21,994	576	2.62	(1,455)	(7)
Tax-exempt	2,720	132	4.84	2,842	94	3.32	(122)	(4)
Total available-for-sale securities	23,259	1,148	4.93	24,836	670	2.70	(1,577)	(6)
Held-to-maturity securities—taxable	16,507	401	2.43	16,509	351	2.13	(2)	—
Other securities	933	53	5.70	845	27	3.16	88	10
Total securities	40,776	1,606	3.94	42,222	1,049	2.48	(1,446)	(3)
Loans held for sale	554	35	6.34	973	41	4.24	(419)	(43)
Loans and leases: (3)
Commercial:
Commercial and industrial	49,640	2,991	6.03	45,362	1,956	4.31	4,278	9
Commercial real estate	13,140	972	7.40	13,524	602	4.45	(384)	(3)
Lease financing	5,128	289	5.63	4,974	251	5.04	154	3
Total commercial	67,908	4,252	6.26	63,860	2,809	4.40	4,048	6
Consumer:
Residential mortgage	22,990	825	3.59	20,907	661	3.16	2,083	10
Automobile	12,881	561	4.36	13,454	472	3.51	(573)	(4)
Home equity	10,156	760	7.48	10,409	532	5.11	(253)	(2)
RV and marine	5,650	271	4.79	5,322	227	4.26	328	6
Other consumer	1,362	156	11.53	1,314	126	9.51	48	4
Total consumer	53,039	2,573	4.85	51,406	2,018	3.92	1,633	3
Total loans and leases	120,947	6,825	5.64	115,266	4,827	4.19	5,681	5
Total earning assets	171,586	8,958	5.22	163,313	6,000	3.67	8,273	5
Cash and due from banks	1,576			1,666			(90)	(5)
Goodwill and other intangible assets	5,731			5,688			43	1
All other assets	8,663			8,101			562	7
Total assets	$187,556			$178,768			$8,788	5%
Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$39,901	$703	1.76%	$41,779	$158	0.38%	$(1,878)	(4)%
Money market deposits	44,958	1,365	3.04	37,555	187	0.50	7,403	20
Savings deposits	17,502	3	0.02	20,619	3	0.01	(3,117)	(15)
Time deposits	11,042	426	3.86	3,385	15	0.45	7,657	226
Total interest-bearing deposits	113,403	2,497	2.20	103,338	363	0.35	10,065	10
Short-term borrowings	3,081	179	5.81	2,485	46	1.86	596	24
Long-term debt	13,324	801	6.01	8,724	287	3.29	4,600	53
Total interest-bearing liabilities	129,808	3,477	2.68	114,547	696	0.61	15,261	13
Demand deposits—noninterest-bearing	33,985			41,574			(7,589)	(18)
All other liabilities	5,080			4,353			727	17
Total liabilities	168,873			160,474			8,399	5
Total Huntington shareholders’ equity	18,634			18,263			371	2
Non-controlling interest	49			31			18	58
Total equity	18,683			18,294			389	2
Total liabilities and equity	$187,556			$178,768			$8,788	5%
Net interest rate spread			2.54			3.06
Impact of noninterest-bearing funds on NIM			0.65			0.19
NII/NIM (FTE)		$5,481	3.19%		$5,304	3.25%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
52 Huntington Bancshares Incorporated

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Table 3 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2024			2023
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
FTE basis (2)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Loans and leases	$205	$474	$679	$248	$1,750	$1,998
Investment securities	105	112	217	(38)	595	557
Other earning assets	110	10	120	129	274	403
Total interest income from earning assets	420	596	1,016	339	2,619	2,958
Deposits	289	786	1,075	39	2,095	2,134
Short-term borrowings	(116)	6	(110)	13	120	133
Long-term debt	116	18	134	200	314	514
Total interest expense of interest-bearing liabilities	289	810	1,099	252	2,529	2,781
Net interest income	$131	$(214)	$(83)	$87	$90	$177
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Calculated assuming a 21% tax rate.
Net Interest Income
Net interest income for 2024 was $5.3 billion, a decrease of $94 million, or 2%, from 2023. FTE net interest income, a non-GAAP financial measure, decreased $83 million, or 2%, from 2023. The decrease in FTE net interest income reflected a 19 basis point decrease in the FTE NIM to 3.00% and a $12.2 billion, or 9%, increase in average interest-bearing liabilities, partially offset by a $8.2 billion, or 5%, increase in average earning assets. The NIM compression was primarily due to the higher rate environment driving a higher cost of funds, partially offset by an increase in loans and leases and investment security yields.
Average Balance Sheet
Average assets for 2024 were $196.3 billion, an increase of $8.7 billion, or 5%, from 2023, primarily due to an increase in average loans and leases of $3.6 billion, or 3%, total securities of $2.8 billion, or 7%, and interest-earning deposits with banks of $1.8 billion, or 19%. The increase in average loans and leases included growth in average consumer loans of $1.9 billion, or 4%, and average commercial loans and leases of $1.6 billion, or 2%.
Average liabilities for 2024 were $176.6 billion, an increase of $7.7 billion, or 5%, from 2023, primarily due to an increase in average deposits of $7.7 billion, or 5%, driven by an increase in average interest-bearing deposits of $12.2 billion, or 11%, partially offset by a decrease in noninterest-bearing deposits of $4.5 billion, or 13%. The increase in average interest-bearing deposits was driven by increases in average money market deposits and time deposits, partially offset by a decrease in average savings deposits.
Average shareholders’ equity for 2024 was $19.7 billion, an increase of $1.0 billion, or 5%, from 2023, primarily due to earnings, net of dividends, and the benefit from a decrease in average accumulated other comprehensive loss.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ACL at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio, and unfunded lending commitments.
The provision for credit losses in 2024 was $420 million, an increase of $18 million, or 4%, from 2023. The increase in provision expense over the prior year was driven by a combination of current year loan and lease growth and increased net charge off activity in 2024. These increases were largely offset by a modest reduction in overall coverage ratios in 2024 that is reflective of the current macroeconomic environment.
2024 Form 10-K 53

The following table presents components of the provision for credit losses.

Table 4 - Provision for Credit Losses
	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Provision for loan and lease losses	$361	$407	$212
Provision (benefit) for unfunded lending commitments	57	(5)	73
Provision for securities	2	—	4
Total provision for credit losses	$420	$402	$289
Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 5 - Noninterest Income
	Year Ended December 31,
		Change from 2023			Change from 2022
(dollar amounts in millions)	2024	Amount	Percent	2023	Amount	Percent	2022
Payments and cash management revenue	$620	$35	6%	$585	$24	4%	$561
Wealth and asset management revenue	364	36	11	328	28	9	300
Customer deposit and loan fees	334	22	7	312	(38)	(11)	350
Capital markets and advisory fees	327	79	32	248	(17)	(6)	265
Mortgage banking income	130	21	19	109	(35)	(24)	144
Leasing revenue	79	(33)	(29)	112	(14)	(11)	126
Insurance income	77	3	4	74	(5)	(6)	79
Net gains (losses) on sales of securities	(21)	(14)	NM	(7)	(7)	NM	—
Other noninterest income	130	(30)	(19)	160	4	3	156
Total noninterest income	$2,040	$119	6%	$1,921	$(60)	(3)%	$1,981
Noninterest income was $2.0 billion, an increase of $119 million, or 6%, from the prior year. Capital markets and advisory fees increased $79 million, or 32%, primarily due to higher advisory and underwriting fees. Wealth and asset management revenue increased $36 million, or 11%, reflecting an increase in assets under management. Payments and cash management revenue increased $35 million, or 6%, reflecting higher card and merchant acquiring transaction revenue. Customer deposit and loan fees increased $22 million, or 7%, primarily reflecting higher deposit fees. Mortgage banking income increased $21 million, or 19%, largely reflecting an increase in saleable spreads. Partially offsetting these increases, leasing revenue decreased $33 million, or 29%, driven by lower income on terminated leases and operating lease income. Other noninterest income decreased $30 million, or 19%, primarily due to items recognized in 2023, including a $57 million gain on the sale of our RPS business and $24 million of unfavorable mark-to-market on the pay-fixed swaptions program.

54 Huntington Bancshares Incorporated

Noninterest Expense

The following table reflects noninterest expense for each of the periods presented.

Table 6 - Noninterest Expense
	Year Ended December 31,
		Change from 2023			Change from 2022
(dollar amounts in millions)	2024	Amount	Percent	2023	Amount	Percent	2022
Personnel costs	$2,701	$172	7%	$2,529	$128	5%	$2,401
Outside data processing and other services	665	60	10	605	(5)	(1)	610
Equipment	267	4	2	263	(6)	(2)	269
Net occupancy	221	(25)	(10)	246	—	—	246
Marketing	116	1	1	115	24	26	91
Deposit and other insurance expense	114	(188)	(62)	302	235	NM	67
Professional services	99	—	—	99	22	29	77
Amortization of intangibles	47	(3)	(6)	50	(3)	(6)	53
Lease financing equipment depreciation	15	(12)	(44)	27	(18)	(40)	45
Other noninterest expense	317	(21)	(6)	338	(4)	(1)	342
Total noninterest expense	$4,562	$(12)	—%	$4,574	$373	9%	$4,201
Number of employees (average full-time equivalent)	19,932	(23)	—%	19,955	35	—%	19,920
Noninterest expense was $4.6 billion, a decrease of $12 million from the prior year. Deposit and other insurance expense decreased $188 million, or 62%, primarily due to a reduction in the FDIC DIF special assessment. The FDIC DIF special assessment expense was $28 million in 2024, compared to $214 million in 2023. Net occupancy decreased $25 million, or 10%, primarily due to higher corporate real estate and branch consolidation expenses recognized in the prior year. Other noninterest expense decreased $21 million, or 6%, largely due to lower franchise and other taxes. Partially offsetting these decreases, personnel costs increased $172 million, or 7%, primarily due to increases in salary, incentive compensation, and benefit expense, partially offset by a $33 million decrease in severance expense related to staffing efficiencies. Outside data processing and other services increased $60 million, or 10%, primarily due to higher technology and data expense.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 17 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
The provision for income taxes was $443 million for 2024, compared with $413 million in 2023. The effective tax rates for 2024 and 2023 were 18.4% and 17.3%, respectively. Both years included the benefits from general business credits, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The increase in the effective tax rate in 2024, compared to 2023, was primarily due to a decrease in tax benefits associated with qualified affordable housing projects and lower tax benefits from discrete items.
The net federal deferred tax asset was $684 million, and the net state deferred tax asset was $109 million at December 31, 2024.
RISK MANAGEMENT
Risk Management Structure
Our risk management program is structured using three lines of defense, each of which is independent of the others:
•First-line consists of business segments engaged in activities designed to generate revenue or reduce expenses, provide operational support or technology services, or deliver products or services to customers.
•Second-line is Corporate Risk Management.
•Third-line consists of Internal Audit and Credit Review.

2024 Form 10-K 55

Segment Risk Officers are embedded in the first-line and report directly to business unit senior management and indirectly to the Chief Risk Officer. They identify and monitor risk, elevate and remediate issues, establish controls, perform testing, and oversee the self-assessment process. Second-line Corporate Risk Management oversees first-line risk-taking activity, establishes policies, sets operating limits, reviews new or modified products and processes, and is responsible for producing an independent assessment of the Company’s risk position relative to the Board’s risk appetite. Third-line Internal Audit and Credit Review provide additional assurance that risk-related functions are operating as intended.
Risk Governance and Risk Appetite
Our Risk Governance Framework and Risk Appetite Statement are foundational to the risk management program. The Risk Governance Framework defines the three lines of defense structure, roles, responsibilities, and requirements. The Risk Appetite Statement is approved by our Board and defines the level and types of risks we are willing to assume to achieve our corporate objectives through defined risk limits for the seven key risk categories to which we are exposed:
•Credit risk, which is risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms.
•Market risk, which includes interest rate and price risk. Interest rate is the risk to current or projected financial condition arising from movements in interest rates and considers reprice risk, basis risk, yield curve risk, and options risk. Price risk results from changes in the value of either trading portfolios or other obligations that are entered into as part of distributing risk, primarily associated with market making, dealing, and position taking in interest rate, foreign exchange, equity, commodities, and credit markets.
•Liquidity risk, which is the risk that financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet obligations when they come due, and includes the inability to access funding sources, manage fluctuations in funding levels, or failure to recognize or address changes in market conditions that affect the Company’s ability to liquidate assets quickly and with minimal loss in value.
•Operational risk, which is the risk of loss and resilience arising from inadequate or failed internal processes, systems, models, data, human error or misconduct, or adverse external events. Operational losses can result from internal fraud, external fraud, inadequate or inappropriate employment practices and workplace safety, failure to meet obligations involving customers, products, and business practices, damage to physical assets, business disruption and systems failures, and failures in execution, delivery, and process management.
•Compliance risk, which is risk arising from violations of laws, rules or regulations, or from non-conformance with laws, regulations, prescribed practices, internal policies and procedures, or ethical standards, and can expose the Company to fines, civil money penalties, payment of damages, and voiding of contracts.
•Strategic risk, which is risk arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment, and is a function of the Company’s strategic goals, business strategies, resources, and quality of implementation.
•Reputation risk, which is risk arising from negative public opinion that may impair the Company’s competitiveness by affecting its ability to establish new relationships or services or continue servicing existing relationships.
The Board has defined our risk appetite as aggregate moderate-to-low on a through-the-cycle basis. While we engage in a limited amount of higher risk activity consistent with our strategic objectives, we ensure those positions are offset by lower risk positions. Our second-line Corporate Risk Management maintains and enforces risk limits established in our Risk Appetite Statement for each of our seven risk pillars, which helps ensure we achieve our aggregate moderate-to-low risk appetite objective.
We have a robust risk assessment process which includes qualitative and quantitative components that assess our inherent risk, control environment, and residual risk, and enables us to report to the Board if we are operating within the risk appetite. The process includes individual assessments from first-line business segments and independent second-line assessments for each risk pillar. These are combined to produce an overall Enterprise Risk Assessment that includes, among other things, top and emerging risks and a determination of whether the Company is operating within its risk appetite.
56 Huntington Bancshares Incorporated

We have a broad range of controls that are factored into our assessments, including key controls, such as segregation of duties and access management, that are tested regularly. We also have robust authorization and reconciliation procedures, as well as staff education and a disciplined risk assessment process.
Board Oversight
While the Board has three committees that primarily oversee implementation of the risk governance framework and risk appetite, the Risk Oversight Committee, Audit Committee, and Technology Committee, the full Board is engaged in discussing risks and monitoring our risk profile. All committees report their deliberations and actions at each full Board meeting. In addition, all scheduled committee meetings are open to all members of the Board, and committees regularly meet in joint sessions to discuss issues that are broadly applicable. Our Board has unfettered access to senior executive officers, and the Board and committees regularly meet in executive session without management present.
•Our Risk Oversight Committee oversees implementation of the Risk Governance Framework and adherence to the Risk Appetite Statement, which takes the form of approving policies, frameworks, receiving regular reports, and engaging in discussion with Executive Management on topics for each of our risk pillars: credit, liquidity, market, operational, compliance, strategic, and reputation risk. The ROC also oversees capital management and ensures the amount and quality of capital are adequate in relation to expected and unexpected losses. ROC oversees the administration, effectiveness, and independence of our Credit Review function, and the Credit Review Director reports directly to the ROC. Our Chief Risk Officer reports to both the ROC and CEO.
•Our Audit Committee oversees integrity of our consolidated financial statements, including policies, procedures, and practices regarding the preparation of financial statements, the financial reporting process, disclosures, and internal control over financial reporting. The Audit Committee oversees the Internal Audit department and the independent registered public accounting firm’s qualifications and independence; compliance with our Financial Code of Ethics for the CEO and senior financial officers; compliance with corporate securities trading policies; compliance with legal and regulatory requirements; and financial risk exposures in coordination with the ROC. Our Chief Auditor reports directly to the Audit Committee.
•Our Technology Committee oversees technology and cybersecurity strategies and plans and is charged with evaluating the Company’s capability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. It provides oversight of technology investments and plans to drive efficiency as well as to meet defined standards for risk, information security, and redundancy; oversees allocation of technology costs and ensures that they are understood by the Board; evaluates innovation and technology trends that may affect our strategic plans, including monitoring of overall industry trends; and reviews and provides oversight of our continuity and disaster recovery planning and preparedness.
Overlapping or common topics are overseen by more than one committee. On a regular basis, the ROC and Audit Committee meet in joint session to cover matters relevant to both committees’ responsibilities, including reviews of annual and quarterly filings, the methodology and level of the ACL, conduct risk, and others. These committees routinely hold executive sessions with our key officers engaged in both accounting and risk management. In addition, the ROC, Audit Committee, and Technology Committee oversee the effectiveness of management’s efforts to address risk issues in a timely, comprehensive, and sustainable manner, and regularly meet in in joint session to discuss. All directors have access to information provided to each committee and all scheduled meetings are open to all directors.
Further, through our Human Resources and Compensation Committee, our Board seeks to ensure its overall compensation programs are balanced and align the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the CEO and certain members of senior management, equity deferrals, recoupment provisions, and the right to terminate compensation plans at any time. The Chief Risk Officer has significant input into the design and outcome of incentive compensation plans.

2024 Form 10-K 57

Our Risk Governance structure also includes executive level committees to manage and oversee risk, which include Asset & Liability Management, Credit Policy & Strategy, Risk Management, Capital Management, Allowance, Incentive Compensation, Sarbanes-Oxley, and Disclosure Review. These committees are strategic in nature and are supported by subcommittees that are tactical. We believe this structure helps ensure appropriate escalation of issues, overall communication of strategies, and adherence to the Board’s risk appetite.
A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Factors section included in Item 1A: Risk Factors and the “Regulatory Matters” section of Item 1: Business of this Form 10-K.
Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following sections.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment securities portfolios (see Note 3 - "Investment Securities and Other Securities" of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. A variety of derivative financial instruments, principally interest rate swaps, swaptions, floors, forward contracts, and forward starting interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. We also use derivatives, principally loan sale commitments, in hedging our mortgage loan interest rate lock commitments and mortgage loans held for sale. Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that we will incur a loss because the counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to us, including any accrued interest receivable due from counterparties. Potential credit losses are mitigated by derivatives through central clearing parties, careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions.
We focus on the early identification, monitoring, and management of all aspects of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use quantitative measurement capabilities utilizing external data sources, enhanced modeling technology, and internal stress testing processes. Our disciplined portfolio management processes are central to our commitment to maintaining an aggregate moderate-to-low risk appetite. In our efforts to identify risk mitigation techniques, we have focused on product design features, origination policies, and solutions for delinquent or stressed borrowers.
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
58 Huntington Bancshares Incorporated

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
Loan and Lease Credit Exposure Mix
At December 31, 2024, our loans and leases totaled $130.0 billion, representing a $8.1 billion, or 7%, increase compared to $122.0 billion at December 31, 2023.
The table below provides the composition of our total loan and lease portfolio.

Table 7 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2024		2023
Commercial:
Commercial and industrial	$56,809	43%	$50,657	42%
Commercial real estate	11,078	9	12,422	10
Lease financing	5,454	4	5,228	4
Total commercial	73,341	56	68,307	56
Consumer:
Residential mortgage	24,242	19	23,720	20
Automobile	14,564	11	12,482	10
Home equity	10,142	8	10,113	8
RV and marine	5,982	5	5,899	5
Other consumer	1,771	1	1,461	1
Total consumer	56,701	44	53,675	44
Total loans and leases	$130,042	100%	$121,982	100%
The following table reflects the composition and maturities of the loan and lease portfolio and the interest rate sensitivity of loans and leases due after one year.

Table 8 - Maturity Schedule of Loans and Leases and Interest Rate Sensitivity
	Loans and Leases Due After 1 Year		Contractual Maturity Range
(dollar amounts in millions)	Fixed Rate	Floating or Adjustable Rate	One Year or Less	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
At December 31, 2024
Commercial:
Commercial and industrial	$11,498	$28,579	$16,732	$31,440	$7,461	$1,176	$56,809
Commercial real estate	650	6,343	4,085	6,084	862	47	11,078
Lease financing	4,717	344	393	3,327	911	823	5,454
Total commercial	16,865	35,266	21,210	40,851	9,234	2,046	73,341
Consumer:
Residential mortgage	9,678	14,552	12	85	1,512	22,633	24,242
Automobile	14,397	—	167	7,945	6,435	17	14,564
Home equity	2,735	7,268	139	219	2,108	7,676	10,142
RV and marine	5,980	—	2	183	3,309	2,488	5,982
Other consumer	755	624	392	1,111	231	37	1,771
Total consumer	33,545	22,444	712	9,543	13,595	32,851	56,701
Total loans and leases	$50,410	$57,710	$21,922	$50,394	$22,829	$34,897	$130,042
Percent of total			17%	38%	18%	27%	100%
2024 Form 10-K 59

Total commercial loans and leases were $73.3 billion at December 31, 2024 and represented 56% of our total loan and lease credit exposure at that date. Our commercial loan portfolio is diversified by product type, customer size, and geography, and is comprised of the following (see Commercial Credit discussion):
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
Lease Financing – Lease financing products are designed to address the diverse financing needs of small to large companies primarily for the acquisition of equipment. Our lease financing portfolio will utilize a variety of origination partners and third-party sources including equipment manufacturers, dealers, or vendors set up under program structures to generate transactions from a nationwide footprint. High level business lines comprise of industrial finance, specialty finance, healthcare finance, technology finance, and specialized transportation, franchise, and government.
60 Huntington Bancshares Incorporated

Total consumer loans were $56.7 billion at December 31, 2024 and represented 44% of our total loan and lease credit exposure at that date. The consumer portfolio is comprised primarily of residential mortgages, automobile loans, home equity loans and lines-of-credit, and RV and marine finance (see Consumer Credit discussion).
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
Automobile – Automobile loans are comprised primarily of indirect loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 19% of the total exposure, with no individual state representing more than 6% of the total exposure. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
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
RV and marine – RV and marine includes loans provided to consumers primarily for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 35 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 39% of the balances within our core footprint states.
Other consumer – Other consumer loans primarily consist of consumer loans not included above, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.
Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. There are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk appetite. Changes to existing concentration limits, incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics, require the approval of the ROC prior to implementation.
2024 Form 10-K 61

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2023 are consistent with the portfolio growth metrics.

Table 9 - Loan and Lease Portfolio by Industry Type	At December 31,
(dollar amounts in millions)	2024		2023
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,242	12%	$15,897	13%
Retail trade (2)	11,864	9	11,417	9
Finance and insurance (1)	7,654	6	5,025	4
Manufacturing	7,173	6	7,183	6
Health care and social assistance (1)	5,295	4	4,464	4
Wholesale trade	4,109	3	3,647	3
Accommodation and food services	3,226	3	3,107	3
Transportation and warehousing	3,124	2	3,107	3
Utilities	2,406	2	2,533	2
Professional, scientific, and technical services	2,053	2	2,035	2
Other services	1,962	2	1,864	2
Construction	1,890	1	1,738	1
Admin./support/waste mgmt. and remediation services	1,681	1	1,498	1
Information (1)	1,647	1	1,291	1
Arts, entertainment, and recreation	1,646	1	1,366	1
Public administration	705	1	704	1
Educational services	539	—	448	—
Agriculture, forestry, fishing, and hunting	478	—	454	—
Management of companies and enterprises	251	—	122	—
Mining, quarrying, and oil and gas extraction	215	—	102	—
Unclassified/other	181	—	305	—
Total commercial loans and leases by industry category	73,341	56	68,307	56
Residential mortgage	24,242	19	23,720	20
Automobile	14,564	11	12,482	10
Home equity	10,142	8	10,113	8
RV and marine	5,982	5	5,899	5
Other consumer loans	1,771	1	1,461	1
Total loans and leases	$130,042	100%	$121,982	100%
(1)    Includes non-real estate secured commercial loans to REITs, which are classified in the C&I loan category.
(2)    Amounts include $4.2 billion and $3.3 billion of auto dealer services loans at December 31, 2024 and December 31, 2023, respectively.
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
62 Huntington Bancshares Incorporated

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
Substantially all loans categorized as Classified (See Note 4 - “Loans and Leases” of the Notes to Consolidated Financial Statements) are managed by FRG. FRG is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
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
2024 Form 10-K 63

The following tables present our commercial real estate portfolio by property-type and geographic location.

Table 10 - Commercial Real Estate Portfolio by Property-type
	At December 31, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Property-Type	% of Total Loans and Leases	Amount by Property-Type	% of Total Loans and Leases
Multi-family	$4,426	3%	$4,708	4%
Warehouse/industrial	1,604	2	2,029	2
Office	1,559	1	1,825	1
Retail	1,477	1	1,725	1
Hotel	817	1	938	1
Other	1,195	1	1,197	1
Total commercial real estate loans and leases	$11,078	9%	$12,422	10%

Table 11 - Commercial Real Estate Portfolio by Geographic Location
	At December 31, 2024		At December 31, 2023
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE loans and leases	Amount by Location (1)	% of Total CRE loans and leases
Michigan	$2,148	19%	$2,498	20%
Ohio	1,938	17	2,364	19
Florida	1,064	10	733	6
Illinois	683	6	904	7
Texas	476	4	605	5
Pennsylvania	426	4	354	3
Minnesota	413	4	462	4
California	387	3	247	2
Georgia	375	3	368	3
Colorado	362	3	398	3
Other	2,806	27	3,489	28
Total commercial real estate loans and leases	$11,078	100%	$12,422	100%
(1)Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $11.1 billion at December 31, 2024, a decrease of $1.3 billion, or 11%, compared to December 31, 2023, driven by loan pay-offs and a decrease in new originations. The CRE portfolio had an associated allowance coverage of 4.3% and 4.2% at December 31, 2024 and December 31, 2023, respectively.
With declines in demand and property values of office space across the country, the office sector continues to be an area of uncertainty. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.6 billion, or 1% of total loans and leases, as of December 31, 2024, compared to $1.8 billion, or 1% of total loans and leases, at December 31, 2023. We have established ACL reserves of approximately 11% for our CRE office portfolio as of December 31, 2024, compared to approximately 10% at December 31, 2023. At December 31, 2024, there was $37 million of outstanding balances in the office portfolio that were 30 or more days past due.
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
64 Huntington Bancshares Incorporated

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
In consumer lending, credit risk is managed from a segment (e.g., loan type, collateral position, geography, etc.) and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The credit review group conducts ongoing independent credit origination and process reviews to ensure the effectiveness and efficiency of the consumer credit processes.
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
2024 Form 10-K 65

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
Credit Quality
(This section should be read in conjunction with Note 4 - “Loans and Leases” and Note 5 - “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.)
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
Credit quality performance in 2024 reflected NCOs of $372 million, or 0.30%, of average total loans and leases, an increase from $273 million, or 0.23%, in the prior year. The increase reflects a $59 million increase in commercial NCOs and a $40 million increase in consumer NCOs. NPAs increased $111 million, or 16%, to $822 million, primarily driven by a $113 million increase in commercial and industrial NALs.
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
Commercial loans and leases are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $585 million of commercial related NALs at December 31, 2024, $249 million, or 43%, represent loans and leases that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations, which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due, and if not fully charged-off are placed on non-accrual.
When loans and leases are placed on nonaccrual, any accrued interest is reversed against interest income. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.
66 Huntington Bancshares Incorporated

The following table reflects period-end NALs and NPAs detail.

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets
	At December 31,
(dollar amounts in millions)	2024	2023
Nonaccrual loans and leases (NALs):
Commercial and industrial	$457	$344
Commercial real estate	118	140
Lease financing	10	14
Residential mortgage	83	72
Automobile	6	4
Home equity	107	91
RV and marine	2	2
Total nonaccrual loans and leases	783	667
Other real estate, net	8	10
Other NPAs (1)	31	34
Total nonperforming assets	$822	$711
Nonaccrual loans and leases as a % of total loans and leases	0.60%	0.55%
NPA ratio (2)	0.63	0.58
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
Future economic conditions consider multiple macroeconomic scenarios provided to us by an independent third party and are reviewed through the Allowance for Credit Loss Development Methodology Committee described below. These macroeconomic scenarios contain certain variables that are influential to our modeling process, the most significant being unemployment rates and GDP. Management uses a probability-weighted approach that incorporates a baseline, an adverse and a more favorable economic scenario when formulating the quantitative estimate for the allowance. Any changes in probability weights must be supported by appropriate documentation and approval of senior management. Additionally, we consider whether to adjust the modeled estimates to address possible limitations within the models or factors not captured within the macroeconomic scenarios. Lifetime losses for most of our loans and leases are evaluated collectively based on similar risk characteristics such as risk ratings, origination credit bureau scores, delinquency status, and remaining months within loan agreements, among other factors.
The baseline scenario used in the December 31, 2024 ACL determination assumes the labor market has softened with the unemployment rate peaking at 4.2% in the fourth quarter of 2024. Marginal improvement is expected moving forward with unemployment returning to 4.0% by 2026. The Federal Reserve is projected to continue a cycle of rate cuts that started in September 2024, with gradual cuts forecast throughout 2025 and 2026 until reaching 3% in mid-2026. Inflation is forecast to approach the Federal Reserve’s target level of 2% by the end of 2024 and stabilize in 2025. GDP is forecast to show marginal improvement from the estimated fourth quarter 2024 level of 2.0%, ending the fourth quarter of 2025 at 2.1%.
The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed between those used in the year 2023 and 2024 ACL determination.
2024 Form 10-K 67

Table 13 - Forecasted Key Macroeconomic Variables
	2023	2024		2025
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2023	3.8%	3.9%	4.0%	4.1%	4.0%
4Q 2024	N/A	N/A	4.2	4.1	4.1
Gross Domestic Product (1)
4Q 2023	0.8%	1.2%	1.5%	1.9%	2.2%
4Q 2024	N/A	N/A	2.0	2.1	2.1
(1)Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflected a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact of specific challenges will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2024 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profiles the Company maintains at December 31, 2024 relate to business banking loans within the C&I portfolio and office loans within the CRE portfolio. The business banking risk profile addresses a modestly upward trend in default rates resulting from higher interest rates and inflationary impacts on business banking customers. The office portfolio risk profile addresses concerns relating to higher interest rates, upcoming maturities, falling property values, and uncertainty about demand for office space.
Our Allowance for Credit Loss Development Methodology Committee is responsible for developing the methodology, assumptions, and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of lifetime expected losses in the loan and lease portfolio at the reported date. The loss modeling process uses an EAD concept to calculate total expected losses on both funded balances and unfunded lending commitments, where appropriate. Losses related to the unfunded lending commitments are then recorded as AULC within other liabilities in the Consolidated Balance Sheet. A liability for expected credit losses for off-balance sheet credit exposures is recognized if Huntington has a contractual obligation to extend the credit and the obligation is not unconditionally cancelable.
The AULC is determined by applying the same quantitative reserve determination process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
Our ACL evaluation process includes the assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. For further information, including the ALLL and AULC activity by portfolio segment, refer to Note 5 - “Allowance for Credit Losses” of the Notes to Consolidated Financial Statements.
68 Huntington Bancshares Incorporated

The table below reflects the allocation of our ALLL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL.

Table 14 - Allocation of Allowance for Credit Losses
	At December 31,
	2024			2023
(dollar amounts in millions)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$947	42%	43%	$993	44%	42%
Commercial real estate	473	21	9	522	23	10
Lease financing	64	3	4	48	2	4
Total commercial	1,484	66	56	1,563	69	56
Consumer
Residential mortgage	205	9	19	188	8	20
Automobile	145	6	11	142	7	10
Home equity	148	7	8	114	5	8
RV and marine	150	7	5	148	7	5
Other consumer	112	5	1	100	4	1
Total consumer	760	34	44	692	31	44
Total ALLL	2,244			2,255
AULC	202			145
Total ACL	$2,446			$2,400
Total ALLL as % of:
Total loans and leases	1.73%			1.85%
Nonaccrual loans and leases	286			338
NPAs	273			317
Total ACL as % of:
Total loans and leases	1.88%			1.97%
Nonaccrual loans and leases	312			360
NPAs	297			337
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At December 31, 2024, the ACL was $2.4 billion, or 1.88%, of total loans and leases, compared to $2.4 billion, or 1.97%, at December 31, 2023. The increase in the total ACL was driven by loan and lease growth throughout 2024, partially offset by a reduction in the ACL coverage ratio. The reduction in the ACL coverage ratio at December 31, 2024, compared to December 31, 2023, is reflective of the current macro-economic environment.
NCOs
A loan in any portfolio may be charged-off prior to reaching the past due status described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency where that asset is the sole source of repayment. Additionally, discharged or collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs at the time of discharge.
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
2024 Form 10-K 69

The following table reflects NCO detail.

Table 15 - Net Loan and Lease Charge-offs
	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$166	$107	$(2)
Commercial real estate	52	57	8
Lease financing	(1)	(6)	9
Total commercial	217	158	15
Consumer:
Residential mortgage	1	2	(2)
Automobile	35	21	6
Home equity	(1)	(1)	(5)
RV and marine	22	12	8
Other consumer	98	81	99
Total consumer	155	115	106
Total net charge-offs	$372	$273	$121
Net charge-offs (recoveries) as a percentage of average loans:
Commercial:
Commercial and industrial	0.32%	0.22%	—%
Commercial real estate	0.43	0.43	0.06
Lease financing	(0.03)	(0.12)	0.18
Total commercial	0.31	0.23	0.03
Consumer:
Residential mortgage	0.01	0.01	(0.01)
Automobile	0.26	0.16	0.05
Home equity	(0.01)	(0.01)	(0.05)
RV and marine	0.36	0.21	0.15
Other consumer	6.32	6.03	7.55
Total consumer	0.28	0.22	0.21
Net charge-offs as a % of average loans	0.30%	0.23%	0.11%
NCOs were 0.30% of average loans and leases in 2024, up from 0.23% in 2023, reflecting the continued normalization of net charge-offs. NCOs for commercial loans and leases were higher, with net charge-offs of 0.31% in 2024, compared to 0.23% in 2023, driven by an increase in the commercial and industrial portfolio. Consumer net charge-offs were higher, with net charge-offs of 0.28% in 2024, compared to 0.22% in 2023, with increases in the other consumer, RV and marine, and automobile loan portfolios.
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
70 Huntington Bancshares Incorporated

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
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest bearing deposits on our total deposit beta. Our cumulative total deposit beta (total cost of deposits) through the most recent rising rate cycle, which started in the first quarter of 2022 and concluded in the third quarter of 2024, was 46%. Following the start of the falling rate cycle, which began late in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) was 24%.
Interest rate risk is measured across a range of scenarios and the results are reported to the ROC at least quarterly. A comprehensive discussion of risk management governance can be found in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Management” section of this Form 10-K.
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

Table 16 - Net Interest Income at Risk
	December 31, 2024			December 31, 2023
	Federal Funds Rate (1)			Federal Funds Rate (1)
Basis point change scenario	Starting Point (2)	Month 12 (3)	NII at Risk (%)	Starting Point (2)	Month 12 (3)	NII at Risk (%)
+200	4.50	6.00	2.0	5.50	5.75	5.5
+100	4.50	5.00	0.8	5.50	4.75	3.0
Base	4.50	4.00	—	5.50	3.75	—
-100	4.50	3.00	-0.5	5.50	2.75	-2.8
-200	4.50	2.00	-1.3	5.50	1.75	-5.6
(1)Represents the upper bound.
(2)Represents the spot federal funds rate.
(3)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset sensitive at both December 31, 2024 and December 31, 2023. The primary driver to the change in sensitivity during 2024 is current and projected balance sheet composition over the simulation horizon, including securities portfolio reinvestment and executed hedging activity.
2024 Form 10-K 71

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

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
December 31, 2024	5.9	4.3	-5.8	-12.6
December 31, 2023	0.1	1.6	-3.8	-8.8
The change in sensitivity from December 31, 2023 was driven primarily by market rates, ongoing balance sheet modeling assumption enhancements, and changes to the actual balance sheet composition.
Use of Derivatives to Manage Interest Rate Risk
An integral component of our interest rate risk management strategy is the use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. A variety of derivative financial instruments, principally interest rate swaps, swaptions, floors, forward contracts, and forward starting interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements.
Table 18 shows all swap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rates variability may impact either the fair value of the assets and liabilities or impact the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 19 - “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements.
72 Huntington Bancshares Incorporated

The following presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 18 - Information on Asset Liability Management Instruments
	Notional Value	Weighted-Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate	Weighted-Average Reset Rate
(dollar amounts in millions)
At December 31, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,059	1.92	$407	1.38%	4.65%
Pay Fixed - Receive SOFR - forward starting (2)	928	7.46	45	2.81	—
Loans:
Receive Fixed - Pay SOFR	10,075	2.18	(255)	2.75	4.60
Receive Fixed - Pay SOFR - forward starting (3)	7,225	4.03	(75)	3.62	—
Liability conversion swaps
Receive Fixed - Pay SOFR	7,272	3.24	(197)	3.30	4.66
Receive Fixed - Pay SOFR - forward starting (3)	4,075	4.60	(56)	3.64	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.83	24	2.79 / 3.87	—
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	1.58	—	5.19	5.21
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.81	—	5.24	5.15
Total swap portfolio	$45,809		$(107)
At December 31, 2023
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,721	3.11	$683	1.37%	5.42%
Pay Fixed - Receive SOFR - forward starting (2)	928	8.46	18	2.81	—
Loans:
Receive Fixed - Pay SOFR	9,275	3.06	(243)	2.77	5.34
Receive Fixed - Pay SOFR - forward starting (6)	1,400	4.20	(19)	2.90	—
Liability conversion swaps
Receive Fixed - Pay SOFR	7,568	3.40	(199)	2.95	5.14
Receive Fixed - Pay SOFR - forward starting (6)	2,125	3.16	45	4.33	—
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	5,000	2.29	38	2.97 / 3.97	—
Purchased Floor Spread - SOFR forward starting (7)	1,000	5.54	26	1.88 / 3.38	—
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	2.58	—	5.33	5.41
Pay Fed Fund - Receive SOFR (economic hedges)	1	11.81	—	5.45	5.33
Total swap portfolio	$38,192		$349
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
2024 Form 10-K 73

MSRs
(This section should be read in conjunction with Note 6 - “Mortgage Loan Sales and Servicing Rights” of Notes to Consolidated Financial Statements.)
At December 31, 2024, we had a total of $573 million of capitalized MSRs representing the right to service $33.7 billion in mortgage loans.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments and declines in credit quality. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We also employ hedging strategies to reduce the risk of MSR fair value changes or impairment. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. Changes in the MSR value net of hedge-related trading activity are recorded in the mortgage banking income category of noninterest income.
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
Liquidity Risk
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. The goal of liquidity management is to ensure adequate, stable, reliable, and cost-effective sources of funds to satisfy changes in loan and lease demand, unexpected levels of deposit withdrawals, investment opportunities, and other contractual obligations. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allows us cost-effective access to market-based liquidity. We mitigate liquidity risk by maintaining a large, stable customer deposit base and a diversified base of readily available wholesale funding sources, including secured funding sources from the FHLB and FRB through pledged borrowing capacity, issuance through dealers in the capital markets, and access to deposits issued through brokers. We further mitigate liquidity risk by maintaining liquid assets in the form of cash and cash equivalents and securities.
The Board of Directors is responsible for establishing an acceptable level of liquidity risk at Huntington, including approval of the liquidity risk appetite at least annually. The liquidity risk appetite includes liquidity risk metrics that are designed and monitored to ensure Huntington maintains adequate liquidity to meet current and future funding needs, including during periods of potential stress. Further, the ALCO is appointed by the ROC to oversee liquidity risk management, including the establishment of liquidity risk policies and additional liquidity risk metrics and limits to support our overall liquidity risk appetite. Liquidity risk appetite metrics monitored by senior management and reported to the Board at least semi-annually include loans as a percentage of customer deposits, a structural funding ratio, internal liquidity stress test coverage ratios, an investment portfolio market value to book value ratio, and a holding company cash coverage ratio. Additional key liquidity risk metrics monitored by senior management and reported to ALCO monthly include unsecured wholesale funding as a percentage of liquid assets, wholesale funding as a percentage of tangible assets, and varying types of internally defined liquidity coverage ratios, including minimum reserve balances at the FRB and U.S. Treasury holdings relative to internal liquidity stress outflows. Our liquidity risk metric monitoring thresholds are evaluated at a minimum annually, and more frequently if conditions warrant.
74 Huntington Bancshares Incorporated

Liquidity risk is managed centrally by Corporate Treasury with independent oversight of liquidity risk performed by Corporate Risk Management. Our liquidity position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months, and identifying sources and uses of funds. The overall management of our liquidity position is also integrated into consumer and commercial pricing policies to ensure a stable deposit base. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At December 31, 2024, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
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
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in a diversified deposit base. Total deposits were $162.4 billion at December 31, 2024, compared to $151.2 billion at December 31, 2023. The $11.2 billion, or 7%, increase in total deposits during 2024 was primarily driven by an increase in money market and interest-bearing demand deposits, partially offset by a decrease in time deposits. Total deposits included $7.0 billion of brokered deposits primarily consisting of brokered money market balances at December 31, 2024, compared to $5.3 billion at December 31, 2023. The level of brokered deposits was below our established liquidity risk metric limits at December 31, 2024.
Insured deposits comprised approximately 69% of our total deposits at December 31, 2024, compared to 70% at December 31, 2023.
2024 Form 10-K 75

The following table presents a summary of deposits.

Table 19 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2024		2023
By Type:
Demand deposits—noninterest-bearing	$29,345	18%	$30,967	20%
Demand deposits—interest-bearing	43,378	27	39,190	26
Money market deposits	60,730	37	50,185	34
Savings deposits	14,723	9	15,763	10
Time deposits	14,272	9	15,125	10
Total deposits	$162,448	100%	$151,230	100%

Total deposits (insured/uninsured):
Insured deposits	$112,394	69%	$105,986	70%
Uninsured deposits (1)	50,054	31	45,244	30
Total deposits	$162,448	100%	$151,230	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of December 31, 2024, the Bank Call Report uninsured deposit balance was $54.6 billion, which includes $4.5 billion of inter-company deposits. As of December 31, 2023, the Bank Call Report uninsured deposit balance was $49.8 billion, which includes $4.6 billion of inter-company deposits.
The majority of our time deposits have a contractual maturity of less than one year. The following table presents the contractual maturities of time deposits in excess of the FDIC insurance limit.

Table 20 - Maturity of Deposits in Excess of Insurance Limit
	At December 31, 2024
(dollar amounts in millions)	3 months or less	3 months to 6 months	6 months to 12 months	12 months or more	Total
Portion of U.S. time deposits in excess of insurance limit	$915	$365	$170	$23	$1,473
Wholesale funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $23.6 billion at December 31, 2024, compared to $18.3 billion at December 31, 2023, with the increase primarily due to increases in long-term FHLB borrowings, brokered deposits, and long-term collateralized borrowings. For further information on our short-term borrowings and long-term debt, refer to Note 10 - “Borrowings” of the Notes to Consolidated Financial Statements.
Cash and cash equivalents and securities
Cash and cash equivalents were $12.8 billion and $10.1 billion at December 31, 2024 and December 31, 2023, respectively. The $2.7 billion increase in cash and cash equivalents during 2024 was primarily due to an increase in interest-earning deposits at the FRB to support short-term liquidity.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $43.7 billion at December 31, 2024, compared to $41.2 billion at December 31, 2023. The $2.5 billion increase in securities compared to December 31, 2023, was due to increased investment in U.S. Treasury securities, partially offset by maturities and sales during the year. At December 31, 2024, the duration of the investment securities portfolio was 4.3 years, or 3.8 years net of hedging. Securities are pledged to secure borrowing capacity with the FHLB and FRB, discussed further in the Bank Liquidity and Sources of Funding section below. At December 31, 2024, investment securities with a market value of $5.8 billion were unpledged.
76 Huntington Bancshares Incorporated

The weighted average yield by maturity of the investment securities portfolio is presented in the following table.

Table 21 - Investment Securities Weighted Average Yield by Maturity
	At December 31, 2024
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollar amounts in millions)	Yield (1)	Yield (1)	Yield (1)	Yield (1)	Yield (1)
Available-for-sale securities:
U.S. Treasury	4.94%	3.96%	—%	—%	4.39%
Federal agencies:
Residential MBS	—	—	1.71	2.19	2.18
Residential CMO	—	—	2.49	3.43	3.43
Commercial MBS	—	—	2.05	2.89	2.84
Other agencies	2.48	1.70	6.74	6.64	4.04
Total U.S. Treasury, federal agency, and other agency securities	4.93	3.92	2.06	2.55	3.03
Municipal securities	6.41	5.66	4.64	4.73	5.24
Corporate debt	3.64	2.08	2.97	—	2.28
Asset-backed securities	5.31	1.90	1.67	2.45	2.81
Private-label CMO	0.72	2.48	2.44	2.95	2.70
Other securities/sovereign debt	5.30	5.09	—	—	5.23
Total available-for-sale securities	5.16%	4.01%	4.09%	2.64%	3.29%
Held-to-maturity securities:
U.S. Treasury	4.63%	3.93%	—%	—%	4.01%
Federal agencies:
Residential MBS	—	—	—	2.54	2.54
Residential CMO	—	—	2.68	2.55	2.55
Commercial MBS	—	—	3.05	2.32	2.33
Other agencies	2.57	2.46	2.47	2.58	2.52
Total federal agencies and other agencies	4.57	3.91	2.78	2.52	2.71
Municipal securities	—	—	—	2.63	2.63
Total held-to-maturity securities	4.57%	3.91%	2.78%	2.52%	2.71%
(1)Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are customer deposits. At December 31, 2024, customer deposits funded 76% of total assets (120% of total loans). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and securities, we may meet our liquidity needs through wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the bank.
The Bank maintains borrowing capacity at both the FHLB and FRB secured by pledged loans and securities. The Bank does not consider borrowing capacity at the Federal Reserve a primary source of funding, however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. At December 31, 2024, the Bank’s available contingent borrowing capacity at the FHLB and FRB totaled $85.5 billion, compared to $83.0 billion at December 31, 2023. The increase reflects our continued optimization of contingent borrowing capacity through the pledging of incremental assets. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
At December 31, 2024, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
2024 Form 10-K 77

Parent Company Liquidity
The parent company’s primary financial obligations consist of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The parent company obtains funding to meet obligations from dividends and interest received from the Bank, interest and dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt instruments.
The parent company had cash and cash equivalents of $4.1 billion and $4.0 billion at December 31, 2024 and December 31, 2023, respectively, which was held in deposit at the Bank. See Note 23 - “Parent-Only Financial Statements” of the Notes to Consolidated Financial Statements for details on parent company cash flows.
On January 15, 2025, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on April 1, 2025, to shareholders of record on March 18, 2025. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $225 million per quarter. Additionally, on January 15, 2025, our Board of Directors declared quarterly Series B, F, G, H, and J Preferred Stock dividends payable on April 15, 2025 to shareholders of record on April 1, 2025. On December 5, 2024, our Board of Directors declared a quarterly dividend for the Series I Preferred Stock payable on March 3, 2025 to shareholders of record on February 15, 2025. Total cash demands required for preferred stock dividends are expected to be approximately $27 million per quarter.
During 2024, the Bank paid common and preferred dividends to the parent company of $2.0 billion and $56 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic shelf registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by the Huntington’s Board of Directors.
At December 31, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include commitments to extend credit, interest rate swaps, floors, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.
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
78 Huntington Bancshares Incorporated

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
CONTRACTUAL OBLIGATIONS
We enter into various contractual obligations in the normal course of business, certain of which require future payments that could impact our liquidity and capital resources. These obligations include purchase commitments, which represent substantial agreements to purchase goods or receive services, such as data management, media, and other software and third-party services that are enforceable and legally binding. Purchase commitments totaled $716 million as of December 31, 2024 and $581 million as of December 31, 2023. These obligations additionally include deposits, borrowings, operating lease obligations, commitments to extend credit, commitments to fund certain equity investments, and obligations to fund pension and post-retirement benefit plans. See Note 10 - “Borrowings”, Note 9 - “Operating Leases”, Note 21 - “Commitments and Contingent Liabilities”, Note 20 - “Variable Interest Entities”, and Note 16 - “Benefit Plans” of the Notes to Consolidated Financial Statements for more information.
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
Cybersecurity
Cybersecurity represents an important component of Huntington’s overall cross-functional approach to risk management. We actively manage a cybersecurity operation designed to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to our business. We actively monitor cyberattacks, such as attempts related to online deception and loss of sensitive customer data. We evaluate our technology, processes, and controls to mitigate loss from cyberattacks and, to date, have not experienced any material losses. Cybersecurity threats continue to evolve and increase across the entire digital landscape. We actively monitor our environment for malicious content and implement specific cybersecurity and fraud capabilities, including the monitoring of phishing email campaigns. In addition, we have implemented specific cybersecurity and fraud monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a significant portion of our workforce works remotely from time-to-time.
2024 Form 10-K 79

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of both internal and external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to plan and execute on its own goals. To this end we employ a set of defense in-depth strategies, which include efforts to make us less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cybersecurity may be escalated to our board-level ROC and/or Technology Committee, as appropriate.
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
Regulatory Capital
We are subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents consolidated risk-weighted assets and other financial data necessary to calculate certain financial ratios, including CET1, which we use to measure capital adequacy.
80 Huntington Bancshares Incorporated

Table 22 - Capital Under Current Regulatory Standards
	At December 31,
(dollar amounts in millions)	2024	2023
CET1 risk-based capital ratio:
Total shareholders’ equity	$19,740	$19,353
Regulatory capital adjustments:
CECL transitional amount (1)	109	219
Shareholders’ preferred equity and related surplus	(1,999)	(2,404)
Accumulated other comprehensive loss	2,866	2,676
Goodwill and other intangible assets, net of taxes	(5,534)	(5,591)
Deferred tax assets that arise from tax loss and credit carryforwards	(55)	(41)
CET1 capital	15,127	14,212
Additional tier 1 capital
Shareholders’ preferred equity and related surplus	1,999	2,404
Tier 1 capital	17,126	16,616
Long-term debt and other tier 2 qualifying instruments	1,641	1,306
Qualifying allowance for loan and lease losses	1,798	1,735
Tier 2 capital	3,439	3,041
Total risk-based capital	$20,565	$19,657
RWA	$143,650	$138,706
CET1 risk-based capital ratio	10.5%	10.2%
Other regulatory capital data:
Tier 1 risk-based capital ratio	11.9	12.0
Total risk-based capital ratio	14.3	14.2
Tier 1 leverage ratio	8.6	9.3
(1)Huntington elected to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period which began January 1, 2022 pursuant to a rule that allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2024 and December 31, 2023, we have phased in 75% and 50%, respectively, of the cumulative CECL deferral, with the cumulative CECL deferral fully phased in beginning January 1, 2025.

Table 23 - Capital Adequacy—Non-Regulatory (Non-GAAP)
	At December 31,
(dollar amounts in millions)	2024	2023
Consolidated capital calculations:
Total shareholders’ equity	$19,740	$19,353
Goodwill and other intangible assets	(5,657)	(5,704)
Deferred tax liability on other intangible assets (1)	20	30
Total tangible equity (2)	14,103	13,679
Preferred equity	(1,989)	(2,394)
Total tangible common equity (2)	$12,114	$11,285
Total assets	$204,230	$189,368
Goodwill and other intangible assets	(5,657)	(5,704)
Deferred tax liability on other intangible assets (1)	20	30
Total tangible assets (2)	$198,593	$183,694
Tangible equity / tangible asset ratio (2)	7.1%	7.4%
Tangible common equity / tangible asset ratio (2)	6.1	6.1
Tangible common equity / RWA ratio (2)	8.4	8.1
(1)Deferred tax liability related to other intangible assets is calculated at a 21% tax rate.
(2)Tangible equity, tangible common equity, and tangible assets, as well as ratios utilizing these financial measures are non-GAAP financial measures. See Non-GAAP Financial Measures in the Additional Disclosures section.
2024 Form 10-K 81

The following table presents certain regulatory capital data at the consolidated and Bank level.

Table 24 - Regulatory Capital Data (1)
		At December 31,
(dollar amounts in millions)		2024	2023
Total risk-weighted assets	Consolidated	$143,650	$138,706
	Bank	143,128	138,462
CET1 risk-based capital	Consolidated	15,127	14,212
	Bank	16,540	14,671
Tier 1 risk-based capital	Consolidated	17,126	16,616
	Bank	17,746	15,879
Tier 2 risk-based capital	Consolidated	3,439	3,042
	Bank	2,494	2,247
Total risk-based capital	Consolidated	20,565	19,657
	Bank	20,240	18,126
CET1 risk-based capital ratio	Consolidated	10.5%	10.2%
	Bank	11.6	10.6
Tier 1 risk-based capital ratio	Consolidated	11.9	12.0
	Bank	12.4	11.5
Total risk-based capital ratio	Consolidated	14.3	14.2
	Bank	14.1	13.1
Tier 1 leverage ratio	Consolidated	8.6	9.3
	Bank	8.9	8.5
(1)    Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital until January 1, 2022 pursuant to a rule that allowed BHCs and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. As of December 31, 2024 and December 31, 2023, we have phased in 75% and 50%, respectively, of the cumulative CECL deferral, with the cumulative CECL deferral fully phased in beginning January 1, 2025.
At December 31, 2024, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Our consolidated CET1 risk-based capital ratio of 10.5% at December 31, 2024 increased approximately 30 basis points during the year, primarily due to current period earnings, net of dividends, partially offset by an increase in risk-weighted assets and a reduction in the CECL transitional amount. The Bank CET1 risk-based capital ratio of 11.6% increased approximately 100 basis points during the year driven by net income and a $1.75 billion capital contribution from the parent, partially offset by dividends paid to the parent, an increase in risk-weighted assets, and a reduction in the CECL transitional amount. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of two CLN transactions completed during 2024. The CLN transactions involved an original aggregate reference pool of approximately $8 billion of on-balance sheet prime indirect auto loans as part of the company's capital optimization strategy, with the transactions reducing the risk-weighting on the reference pool of assets by approximately 75%.
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
Shareholders’ equity totaled $19.7 billion at December 31, 2024, an increase of $387 million, or 2%, when compared with December 31, 2023. The increase was primarily driven by earnings, net of dividends, partially offset by the $405 million redemption of Series E preferred stock, and changes in accumulated other comprehensive loss driven by changes in interest rates.
82 Huntington Bancshares Incorporated

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
Huntington did not have any share repurchases during 2024 or 2023. As part of our 2024 capital plan and our current expectation that organic capital will be used for funding loan and lease growth and increase overall capital levels, we do not expect to have share repurchases through 2025.
BUSINESS SEGMENT DISCUSSION
Overview
Our business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. We have two business segments: Consumer & Regional Banking and Commercial Banking. The Treasury / Other function includes all other items not included within our two business segments, including technology and operations, and other unallocated assets, liabilities, revenue, and expense.
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
Funds Transfer Pricing (FTP)
We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing modeled duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). The primary components of the FTP rate include a base (market) rate, a liquidity premium, contingent liquidity and collateral charges, and option cost.
2024 Form 10-K 83

Net Income (Loss) by Business Segment
Net income (loss) for our business segments and Treasury/Other function for the past three years is presented in the following table.

Table 25 - Net Income (Loss) by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Consumer & Regional Banking	$1,512	$1,315	$1,027
Commercial Banking	1,153	1,179	1,087
Treasury / Other	(725)	(543)	124
Net income attributable to Huntington	$1,940	$1,951	$2,238
Consumer & Regional Banking

Table 26 - Key Performance Indicators for Consumer & Regional Banking
	Year Ended December 31,		Change from 2023		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2024	2023	Amount	Percent	2022
Net interest income	$4,070	$3,717	$353	9%	$3,213
Provision for credit losses	284	246	38	15	260
Net interest income after provision for credit losses	3,786	3,471	315	9	2,953
Noninterest income	1,301	1,257	44	4	1,272
Noninterest expense:
Direct personnel costs	1,135	1,138	(3)	—	1,124
Other noninterest expense, including corporate allocations	2,038	1,926	112	6	1,800
Total noninterest expense	3,173	3,064	109	4	2,924
Income before income taxes	1,914	1,664	250	15	1,301
Provision for income taxes	402	349	53	15	274
Net income attributable to Huntington	$1,512	$1,315	$197	15%	$1,027
Number of employees (average full-time equivalent)	11,191	11,536	(345)	(3)%	11,984
Total average assets	$75,021	$71,214	$3,807	5	$69,176
Total average loans/leases	69,181	65,349	3,832	6	62,881
Total average deposits	110,180	105,821	4,359	4	105,469
Net interest margin	3.63%	3.45%	0.18%	5	2.99%
NCOs	$215	$155	$60	39	$120
NCOs as a % of average loans and leases	0.31%	0.24%	0.07%	29	0.19%
Total assets under management (in billions)—eop	$34.0	$29.0	$5.0	17	$26.1
Total trust assets (in billions)—eop	198.7	172.2	26.5	15	135.7
Consumer & Regional Banking reported net income of $1.5 billion in 2024, an increase of $197 million, or 15%, compared to the year-ago period. Segment net interest income increased $353 million, or 9%, primarily due to a $3.8 billion, or 6%, increase in average loans and leases and an 18 basis point increase in NIM. The provision for credit losses increased $38 million, or 15%, driven by a combination of current year loan and lease growth and increased charge off activity, largely offset by a modest reduction in overall coverage ratios. Noninterest income increased $44 million, or 4%, primarily due to increases in wealth and asset management revenue, reflecting higher assets under management, payments and cash management revenue, reflecting higher card transaction revenue, customer deposit and loan fees, and mortgage banking income, partially offset by a $57 million gain on the sale of our RPS business recognized during 2023. Noninterest expense increased $109 million, or 4%, driven by an increase in corporate allocations.
84 Huntington Bancshares Incorporated

Commercial Banking

Table 27 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2023		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2024	2023	Amount	Percent	2022
Net interest income	$2,123	$2,162	$(39)	(2)%	$1,807
Provision for credit losses	136	156	(20)	(13)	29
Net interest income after provision for credit losses	1,987	2,006	(19)	(1)	1,778
Noninterest income	716	646	70	11	667
Noninterest expense:
Direct personnel costs	607	502	105	21	444
Other noninterest expense, including corporate allocations	611	632	(21)	(3)	612
Total noninterest expense	1,218	1,134	84	7	1,056
Income before income taxes	1,485	1,518	(33)	(2)	1,389
Provision for income taxes	312	319	(7)	(2)	292
Income attributable to non-controlling interest	20	20	—	—	10
Net income attributable to Huntington	$1,153	$1,179	$(26)	(2)%	$1,087
Number of employees (average full-time equivalent)	2,408	2,276	132	6%	2,100
Total average assets	$63,652	$63,932	$(280)	—	$59,772
Total average loans/leases	55,075	55,385	(310)	(1)	52,094
Total average deposits	38,731	36,152	2,579	7	34,771
Net interest margin	3.66%	3.74%	(0.08)%	(2)	3.30%
NCOs	$156	$119	$37	31	$2
NCOs as a % of average loans and leases	0.28%	0.21%	0.07%	33	—%
Commercial Banking reported net income of $1.2 billion in 2024, a decrease of $26 million, or 2%, compared to the year-ago period. Segment net interest income decreased $39 million, or 2%, primarily due to an 8 basis point decrease in NIM driven by higher deposit rates and a $310 million decrease in average loans and leases, partially offset by a $2.6 billion, or 7%, increase in average deposits. The provision for credit losses decreased $20 million due to a modest reduction in coverage ratio in the commercial portfolio, reflecting the current macroeconomic environment, partially offset by an increase in charge-off activity in 2024. Noninterest income increased $70 million, or 11%, primarily due to increases in capital markets and advisory fees, commitment and other loan fees, and payment and cash management fees, partially offset by a decrease in leasing revenue. Noninterest expense increased $84 million, or 7%, primarily due to increased personnel expense reflecting higher incentive compensation due to increased capital markets and advisory fees, investment in industry verticals, and new teams related to expansion across new geographies.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including mark-to-market of interest rate swaps, as applicable), and equity not directly assigned or allocated to one of the business segments. Assets include investment securities and bank owned life insurance.
2024 Form 10-K 85

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

Table 28 - Key Performance Indicators for Treasury / Other
	Year Ended December 31,		Change from 2023		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2024	2023	Amount	Percent	2022
Net interest income	$(848)	$(440)	$(408)	(93)%	$253
Noninterest income	23	18	5	28	42
Noninterest expense:
Direct personnel costs	959	889	70	8	833
Other noninterest expense, including corporate allocations	(788)	(513)	(275)	(54)	(612)
Total noninterest expense	171	376	(205)	(55)	221
(Loss) income before income taxes	(996)	(798)	(198)	(25)	74
Benefit for income taxes	(271)	(255)	(16)	(6)	(51)
Income attributable to non-controlling interest	—	—	—	—	1
Net (loss) income attributable to Huntington	$(725)	$(543)	$(182)	(34)%	$124
Number of employees (average full-time equivalent)	6,334	6,143	191	3%	5,836
Total average assets	$57,587	$52,410	$5,177	10	$49,820
Treasury / Other reported a net loss of $725 million in 2024, an increase in net loss of $182 million, compared to the year-ago period, driven by a decrease in net interest income, partially offset by a decrease in noninterest expense. Net interest income decreased $408 million primarily due to a higher cost of funds and the impact from derivatives. Noninterest expense decreased $205 million primarily due to an increase in corporate allocations.
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
86 Huntington Bancshares Incorporated

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; the impact of pandemics and other catastrophic events or disasters on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements, and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; changing interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; changes in policies and standards for regulatory review of bank mergers; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and other factors that may affect the future results of Huntington.
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
2024 Form 10-K 87

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
Allowance for Credit Losses
Our ACL at December 31, 2024 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance and assigned risk ratings. We utilize statistically-based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time-to-time.
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
88 Huntington Bancshares Incorporated

To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence, growing concerns about the impact of potential tariffs reducing consumer and business sentiment, and deepening fiscal disputes in Congress causing further sentiment decline. Concerns about the banking industry also impact consumer confidence, causing banks to tighten lending standards. Increased geopolitical tensions between China and Taiwan briefly impact the supply chain for semiconductors and the threat of a wider conflict causes consumer confidence to fall. Additionally, the Russian invasion of Ukraine lasts longer than in the baseline scenario and concerns increase around the current conflict in the Middle East leading to a broader war in the region. The combination of still elevated interest rates, political tensions, and tightening lending standards cause the stock market to fall. The economy falls into a recession in the first quarter of 2025. In response to the recession, the Federal Reserve cuts the federal funds rate more aggressively with rates significantly below the baseline forecast starting in the first quarter of 2025. Under this scenario, as an example, the unemployment rate increases from baseline levels and remains elevated for a prolonged period. The rate in this adverse scenario is projected at 8.2% at the end of 2025, approximately 4.1% higher than the baseline scenario projection.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at December 31, 2024, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $0.8 billion at December 31, 2024.
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
We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in key economic parameters and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. Large loan exposures may be addressed through a portfolio heterogeneity reserve. We also consider how significant changes in underwriting policies and procedures could impact the ACL, including consideration of material changes in portfolio growth rates or credit terms. Any changes to management and staffing that could impact lending, collections, or other relevant departments that could increase risk within the allowance process are also contemplated. Observed changes in the quality of the credit review process identified by the second and third line reviews are also given appropriate consideration.
There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability, or risks of elevated interest rates for longer including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of elevated interest rates for longer will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
2024 Form 10-K 89

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
Based on our annual impairment analysis of goodwill as of October 1, 2024, it was determined that the fair value of each reporting unit was in excess of its respective carrying value as of October 1, 2024; therefore, goodwill is considered not impaired. Huntington additionally performs sensitivity analyses around discount rate assumptions utilized in order to assess the reasonableness of the rates, and the resulting estimated fair values. As of October 1, 2024, a 100 basis point increase in discount rates would reduce estimated entity level fair value by approximately $3 billion and would not result in any goodwill impairment.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2024 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
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
90 Huntington Bancshares Incorporated

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2024, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer
Zachary Wasserman – Senior Executive Vice President and Chief Financial Officer
February 14, 2025

2024 Form 10-K 91

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
92 Huntington Bancshares Incorporated

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

Valuation of the General Reserve of the Allowance for Credit Losses
As described in Notes 1 and 5 to the consolidated financial statements, management’s estimate of the allowance for credit losses of $2.4 billion as of December 31, 2024 includes a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to the Company’s structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the Company’s loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons, and internal review functions.

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
PricewaterhouseCoopers LLP
Columbus, Ohio
February 14, 2025
We have served as the Company’s auditor since 2015.
2024 Form 10-K 93

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	At December 31,
(dollar amounts in millions)	2024	2023
Assets
Cash and due from banks	$1,685	$1,558
Interest-earning deposits with banks	11,647	8,765
Trading account securities	53	125
Available-for-sale securities	27,273	25,305
Held-to-maturity securities	16,368	15,750
Other securities	823	725
Loans held for sale (includes $652 and $506 respectively, measured at fair value)	654	516
Loans and leases (includes $173 and $174 respectively, measured at fair value)	130,042	121,982
Allowance for loan and lease losses	(2,244)	(2,255)
Net loans and leases (1)	127,798	119,727
Bank owned life insurance	2,793	2,759
Accrued income and other receivables	2,190	1,646
Premises and equipment	1,066	1,109
Goodwill	5,561	5,561
Servicing rights and other intangible assets	677	672
Other assets (1)	5,642	5,150
Total assets	$204,230	$189,368
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$29,345	$30,967
Interest-bearing	133,103	120,263
Total deposits	162,448	151,230
Short-term borrowings	199	620
Long-term debt (1) (includes $821 and $0, respectively, measured at fair value)	16,374	12,394
Other liabilities (1)	5,427	5,726
Total liabilities	184,448	169,970
Commitments and Contingent Liabilities (Note 21)
Shareholders’ equity
Preferred stock	1,989	2,394
Common stock	15	15
Capital surplus	15,484	15,389
Less treasury shares, at cost	(86)	(91)
Accumulated other comprehensive income (loss)	(2,866)	(2,676)
Retained earnings	5,204	4,322
Total Huntington shareholders’ equity	19,740	19,353
Non-controlling interest	42	45
Total equity	19,782	19,398
Total liabilities and equity	$204,230	$189,368
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,453,635,809	1,448,319,953
Treasury shares outstanding	6,984,102	7,403,008
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	877,500	881,587
(1)Includes VIE balances in net loans and leases, long-term debt, other assets, and other liabilities of $1.1 billion, $1.0 billion, $264 million, and $109 million, respectively, at December 31, 2024, and VIE balances in other assets, and other liabilities of $82 million and $57 million, at December 31, 2023, respectively. See Note 20 - “Variable Interest Entities” for additional information.
See Notes to Consolidated Financial Statements
94 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share data, share amounts in thousands)	2024	2023	2022
Interest and fee income:
Loans and leases	$7,481	$6,811	$4,816
Available-for-sale securities
Taxable	1,251	1,016	576
Tax-exempt	112	104	74
Held-to-maturity securities-taxable	385	401	351
Other securities-taxable	42	53	27
Other	650	531	125
Total interest income	9,921	8,916	5,969
Interest expense:
Deposits	3,572	2,497	363
Short-term borrowings	69	179	46
Long-term debt	935	801	287
Total interest expense	4,576	3,477	696
Net interest income	5,345	5,439	5,273
Provision for credit losses	420	402	289
Net interest income after provision for credit losses	4,925	5,037	4,984
Noninterest income:
Payments and cash management revenue	620	585	561
Wealth and asset management revenue	364	328	300
Customer deposit and loan fees	334	312	350
Capital markets and advisory fees	327	248	265
Mortgage banking income	130	109	144
Leasing revenue	79	112	126
Insurance income	77	74	79
Net gains (losses) on sales of securities	(21)	(7)	—
Other noninterest income	130	160	156
Total noninterest income	2,040	1,921	1,981
Noninterest expense:
Personnel costs	2,701	2,529	2,401
Outside data processing and other services	665	605	610
Equipment	267	263	269
Net occupancy	221	246	246
Marketing	116	115	91
Deposit and other insurance expense	114	302	67
Professional services	99	99	77
Amortization of intangibles	47	50	53
Lease financing equipment depreciation	15	27	45
Other noninterest expense	317	338	342
Total noninterest expense	4,562	4,574	4,201
Income before income taxes	2,403	2,384	2,764
Provision for income taxes	443	413	515
Income after income taxes	1,960	1,971	2,249
Income attributable to non-controlling interest	20	20	11
Net income attributable to Huntington	1,940	1,951	2,238
Dividends on preferred shares	134	142	113
Impact of preferred stock redemptions and repurchases	5	(8)	—
Net income applicable to common shares	$1,801	$1,817	$2,125
Average common shares—basic	1,451,421	1,446,449	1,441,279
Average common shares—diluted	1,476,442	1,468,016	1,465,220
Per common share:
Net income—basic	$1.24	$1.26	$1.47
Net income—diluted	1.22	1.24	1.45
See Notes to Consolidated Financial Statements
2024 Form 10-K 95

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Net income attributable to Huntington	$1,940	$1,951	$2,238
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of hedges	(271)	154	(2,184)
Net change related to cash flow hedges on loans	96	269	(695)
Translations adjustments, net of hedges	(6)	2	(5)
Change in accumulated unrealized losses for pension and other post-retirement obligations	(9)	(3)	15
Other comprehensive (loss) income, net of tax	(190)	422	(2,869)
Comprehensive income (loss) attributable to Huntington	1,750	2,373	(631)
Comprehensive income attributed to non-controlling interest	20	20	11
Comprehensive income (loss)	$1,770	$2,393	$(620)
See Notes to Consolidated Financial Statements
96 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock					AOCI		Huntington	Non-
(dollar amounts in millions, except per share data, share amounts in thousands)				Capital	Treasury Stock			Retained	Shareholders’	controlling	Total
	Amount	Shares	Amount	Surplus	Shares	Amount		Earnings	Equity	Interest	Equity
Year Ended December 31, 2024
Balance, beginning of year	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								1,940	1,940	20	1,960
Other comprehensive loss, net of tax							(190)		(190)		(190)
Redemption of preferred stock	(405)			—				(5)	(410)		(410)
Cash dividends declared:
Common ($0.62 per share)								(916)	(916)		(916)
Preferred								(134)	(134)		(134)
Recognition of the fair value of share-based compensation				106					106		106
Other share-based compensation activity		4,897	—	(13)				(3)	(16)		(16)
Other				2	419	5			7	(23)	(16)
Balance, end of year	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782

Year Ended December 31, 2023
Balance, beginning of year	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								1,951	1,951	20	1,971
Other comprehensive income, net of tax							422		422		422
Net proceeds from issuance of Series J Preferred Stock	317								317		317
Repurchase of preferred stock	(90)			—				8	(82)		(82)
Cash dividends declared:
Common ($0.62 per share)								(911)	(911)		(911)
Preferred								(142)	(142)		(142)
Recognition of the fair value of share-based compensation				97					97		97
Other share-based compensation activity		6,333	1	(17)				(3)	(19)		(19)
Other				—	(1,081)	(11)			(11)	(13)	(24)
Balance, end of year	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398

Year Ended December 31, 2022
Balance, beginning of year	$2,167	1,444,040	$14	$15,222	(6,298)	$(79)	$(229)	$2,202	$19,297	$21	$19,318
Net income								2,238	2,238	11	2,249
Other comprehensive loss, net of tax							(2,869)		(2,869)		(2,869)
Cash dividends declared:
Common ($0.62 per share)								(908)	(908)		(908)
Preferred								(113)	(113)		(113)
Recognition of the fair value of share-based compensation				105					105		105
Other share-based compensation activity		5,350		(19)				—	(19)		(19)
Other				1	(24)	(1)			—	6	6
Balance, end of year	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
See Notes to Consolidated Financial Statements
2024 Form 10-K 97

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Operating activities
Net income	$1,960	$1,971	$2,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	420	402	289
Depreciation and amortization	622	798	484
Share-based compensation expense	106	97	105
Deferred income tax (benefit) provision	(26)	(302)	319
Net change in:
Trading account securities	72	(106)	27
Loans held for sale	(227)	(83)	675
Other assets	(761)	(491)	(1,156)
Other liabilities	(344)	341	1,024
Other, net	(7)	30	11
Net cash provided by operating activities	1,815	2,657	4,027
Investing activities
Change in interest earning deposits with banks	(254)	23	332
Net cash paid in business acquisition	—	—	(223)
Proceeds from:
Maturities and calls of available-for-sale securities	11,001	2,689	4,053
Maturities and calls of held-to-maturity securities	1,397	1,523	2,803
Maturities and calls of other securities	57	615	832
Sales of available-for-sale securities	990	767	—
Sales of other securities	—	144	41
Purchases of available-for-sale securities	(14,043)	(4,965)	(7,107)
Purchases of held-to-maturity securities	(2,037)	(256)	(3,229)
Purchases of other securities	(155)	(630)	(1,080)
Net proceeds from sales of loans and leases	391	450	995
Principal payments received under direct finance leases	1,769	1,891	1,882
Purchases of loans and leases	(680)	(71)	(610)
Net loan and lease activity, excluding sales and purchases	(10,025)	(5,108)	(10,169)
Purchases of premises and equipment	(143)	(140)	(214)
Net accrued income and other receivables activity	(474)	(17)	(66)
Other, net	87	88	151
Net cash used in investing activities	(12,119)	(2,997)	(11,609)
Financing activities
Increase in deposits	11,218	3,316	4,651
(Decrease) increase in short-term borrowings	(782)	(1,295)	2,161
Net proceeds from issuance of long-term debt	7,661	14,965	11,004
Maturity/redemption of long-term debt	(3,563)	(12,376)	(8,017)
Dividends paid on preferred stock	(143)	(134)	(113)
Dividends paid on common stock	(903)	(900)	(897)
Repurchase/redemption of preferred stock	(410)	(82)	—
Net proceeds from issuance of preferred stock	—	317	—
Other, net	(56)	(46)	(25)
Net cash provided by financing activities	13,022	3,765	8,764
Increase in cash and cash equivalents	2,718	3,425	1,182
Cash and cash equivalents at beginning of period (1)	10,129	6,704	5,522
Cash and cash equivalents at end of period (1)	$12,847	$10,129	$6,704

98 Huntington Bancshares Incorporated

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Supplemental disclosures:
Interest paid	$4,547	$3,359	$627
Income taxes paid (refunded)	123	90	(109)
Non-cash activities
Loans transferred to held-for-sale from portfolio	390	439	748
Loans transferred to portfolio from held-for-sale	34	22	126
Transfer of securities from available-for-sale to held-to-maturity	—	—	4,225
(1)    Includes cash and due from banks and interest-earning deposits at the FRB, included within Interest-earning deposits with banks on our Consolidated Balance Sheets.
See Notes to Consolidated Financial Statements
2024 Form 10-K 99

Huntington Bancshares Incorporated
Notes to Consolidated Financial Statements
1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial and consumer deposit, lending, and other banking services to customers where the Bank has a local market presence and through select national businesses. These include, but are not limited to, payments, mortgage banking, indirect and direct consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services.
Basis of Presentation — The Consolidated Financial Statements are presented in accordance with GAAP and include the accounts of Huntington and its majority-owned subsidiaries and VIEs in which Huntington has determined to be the primary beneficiary. All intercompany transactions and balances are eliminated in consolidation. Entities in which Huntington holds a controlling financial interest are consolidated. For a voting interest entity, a controlling financial interest is generally where Huntington holds, directly or indirectly, more than 50% of the outstanding voting shares. For a VIE, a controlling financial interest is where Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by minority shareholders and non-controlling profit or loss (included in income attributable to non-controlling interest) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Investments in non-marketable equity securities for which Huntington does not have the ability to exert significant influence are generally accounted for using fair value or a cost measurement alternative adjusted for impairment and other changes in observable prices. Investments in private investment partnerships that are accounted for under the equity method or the cost measurement alternative are included in other assets and Huntington’s earnings in equity investments are included in other noninterest income. Investments accounted for under the cost measurement alternative and equity methods are periodically evaluated for impairment.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of management in determining the amount of its allowance for credit losses, income taxes, as well as certain fair value measurements. As with any estimate, actual results could differ from those estimates.
Cash and cash equivalents — For statements of cash flows purposes, cash and cash equivalents are defined as the sum of cash and due from banks and interest-earning deposits at the FRB, included within interest-earning deposits with banks on our Consolidated Balance Sheets.
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
100 Huntington Bancshares Incorporated

Non-marketable equity securities include stock held for membership and regulatory purposes, such as FHLB stock and FRB stock, and other non-marketable equity securities. These securities are accounted for at cost, evaluated for impairment, and are included in other securities. Other securities also include mutual funds and other marketable equity securities. These securities are carried at fair value, with changes in fair value recognized in other noninterest income.
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
Impairment of the residual values of direct financing leases is evaluated quarterly, with impairment arising if the expected fair value is less than the carrying amount. Huntington assesses net investments in leases (including residual values) for impairment and recognizes losses in accordance with the impairment guidance for financial instruments. As such, net investments in leases may be reduced by an allowance for credit losses, with changes recognized as provision expense.
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
2024 Form 10-K 101

When a loan is placed on nonaccrual status, any accrued interest is reversed and charged against interest income. Commercial loans and leases are placed on nonaccrual status at 90-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile, RV and marine, and other consumer loans are generally fully charged-off at 120-days past due, and if not fully charged-off are placed on non-accrual. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency.
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
Allowance for Credit Losses — Huntington performs an ACL evaluation on its loan and lease portfolio and its HTM and AFS securities portfolios. The ACL on loan and lease portfolio and HTM securities are provided through an expected loss methodology referred to as CECL methodology. The ACL on AFS securities is provided when a credit loss is deemed to have occurred for securities which Huntington does not intend to sell or is not required to sell. The CECL methodology also applies to credit exposures on off-balance-sheet loan commitments, financial guarantees not accounted for as insurance, including standby letters of credit, and other similar instruments not recognized as derivative financial instruments.
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
Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Huntington has identified its portfolio classes as disclosed in Note 4 - “Loans and Leases.”
102 Huntington Bancshares Incorporated

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
HTM Securities - The allowance for HTM debt securities is estimated using a CECL methodology. Any expected credit loss is provided through the allowance for credit loss on HTM securities and is deducted from the amortized cost basis of the security so that the balance sheet reflects the net amount Huntington expects to collect. Nearly all of Huntington’s HTM debt securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, there is a zero credit loss expectation on these securities.
AFS Securities - Huntington evaluates its AFS investment securities portfolio on a quarterly basis for indicators of impairment. Huntington assesses whether an impairment has occurred when the fair value of a debt security is less than the amortized cost at the balance sheet date. Management reviews the amount of unrealized loss, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. For those debt securities that Huntington intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is considered to be impaired and is recognized in provision for credit losses. For those debt securities that Huntington does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through an allowance in provision for credit losses while the noncredit portion is recognized in OCI. In determining the credit portion, Huntington uses a discounted cash flow analysis, which includes evaluating the timing and amount of the expected cash flows. Non-credit-related impairment results from other factors, including increased liquidity spreads and higher interest rates.
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
Collateral — Huntington pledges assets as collateral as required for various transactions, including security repurchase agreements, public deposits, loan notes, derivative financial instruments, short-term borrowings, and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on the Consolidated Balance Sheets.
Huntington also accepts collateral, primarily as part of various transactions including derivative instruments and security resale agreements. Collateral received is excluded from the Consolidated Balance Sheets.
2024 Form 10-K 103

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
Mortgage Servicing Rights — Huntington recognizes the rights to service mortgage loans as an asset when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained or when purchased. MSRs are included in servicing rights and other intangible assets in the Consolidated Balance Sheets. All MSR assets are recorded at fair value. Any change in the fair value of MSRs during the period is recorded in mortgage banking income.
Goodwill and Other Intangible Assets — Under the acquisition method of accounting, the net assets of entities acquired by Huntington are recorded at their estimated fair value at the date of acquisition. The excess cost of consideration paid over the fair value of net assets acquired is recorded as goodwill. Goodwill is evaluated for impairment on an annual basis as of October 1st of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Other intangible assets with finite useful lives are amortized either on an accelerated or straight-line basis over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
Derivative Financial Instruments — Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets and other liabilities, respectively) and measured at fair value. Accounting for changes in fair value of derivatives depends on whether the derivative is designated and qualifies in a hedging relationship. At inception a derivative contract can be designated as:
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
104 Huntington Bancshares Incorporated

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
2024 Form 10-K 105

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
106 Huntington Bancshares Incorporated

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
Refer to Note 14 - “Revenue from Contracts with Customers” for details related to revenue from contracts with customers within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
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
2024 Form 10-K 107

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

•Huntington adopted the standard effective for the year ended December 31, 2024.
•The adoption did not result in a material impact on Huntington’s Consolidated Financial Statements.
•The amendments have been applied retrospectively to all periods presented and segment expense categories are based on the categories identified at adoption.
•Refer to Note 24 - “Segment Reporting” for additional disclosure information.

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

108 Huntington Bancshares Incorporated

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2024
Available-for-sale securities:
U.S. Treasury	$6,588	$11	$(43)	$6,556
Federal agencies:
Residential MBS	11,988	—	(1,971)	10,017
Residential CMO	3,778	1	(434)	3,345
Commercial MBS	2,519	—	(767)	1,752
Other agencies	135	—	(5)	130
Total U.S. Treasury, federal agency, and other agency securities	25,008	12	(3,220)	21,800
Municipal securities	4,119	1	(132)	3,988
Corporate debt	1,157	—	(102)	1,055
Asset-backed securities	330	—	(19)	311
Private-label CMO	119	—	(10)	109
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$30,743	$13	$(3,483)	$27,273

Held-to-maturity securities:
U.S. Treasury	$2,045	$—	$(22)	$2,023
Federal agencies:
Residential MBS	8,533		(1,336)	7,197
Residential CMO	4,309	3	(691)	3,621
Commercial MBS	1,407	—	(231)	1,176
Other agencies	73	—	(5)	68
Total federal agency and other agency securities	16,367	3	(2,285)	14,085
Municipal securities	1	—	—	1
Total held-to-maturity securities	$16,368	$3	$(2,285)	$14,086

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$521	$—	$—	$521
FHLB stock	246	—	—	246
Other non-marketable equity securities	25	—	—	25
Other securities, at fair value
Mutual funds	29	—	—	29
Equity securities	1	1	—	2
Total other securities	$822	$1	$—	$823
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At December 31, 2024, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $89 million and $46 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $458 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2024 Form 10-K 109

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2023
Available-for-sale securities:
U.S. Treasury	$2,855	$1	$—	$2,856
Federal agencies:
Residential MBS	13,155	3	(1,776)	11,382
Residential CMO	3,592	—	(408)	3,184
Commercial MBS	2,536	—	(709)	1,827
Other agencies	161	—	(6)	155
Total U.S. Treasury, federal agency, and other agency securities	22,299	4	(2,899)	19,404
Municipal securities	3,536	2	(165)	3,373
Corporate debt	2,202	79	(238)	2,043
Asset-backed securities	387	—	(31)	356
Private-label CMO	131	—	(12)	119
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$28,565	$85	$(3,345)	$25,305

Held-to-maturity securities:
Federal agencies:
Residential MBS	$9,368	$1	$(1,145)	$8,224
Residential CMO	4,770	6	(664)	4,112
Commercial MBS	1,509	—	(224)	1,285
Other agencies	101	—	(6)	95
Total federal agency and other agency securities	15,748	7	(2,039)	13,716
Municipal securities	2	—	—	2
Total held-to-maturity securities	$15,750	$7	$(2,039)	$13,718

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$507	$—	$—	$507
FHLB stock	169	—	—	169
Other non-marketable equity securities	17	—	—	17
Other securities, at fair value
Mutual funds	30	—	—	30
Equity securities	1	1	—	2
Total other securities	$724	$1	$—	$725
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
110 Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At December 31,
	2024		2023
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$3,620	$3,624	$3,380	$3,372
After 1 year through 5 years	5,993	5,844	2,484	2,338
After 5 years through 10 years	1,857	1,732	2,392	2,255
After 10 years	19,273	16,073	20,309	17,340
Total available-for-sale securities	$30,743	$27,273	$28,565	$25,305

Held-to-maturity securities:
Under 1 year	$255	$256	$1	$1
After 1 year through 5 years	1,818	1,796	48	46
After 5 years through 10 years	65	60	69	66
After 10 years	14,230	11,974	15,632	13,605
Total held-to-maturity securities	$16,368	$14,086	$15,750	$13,718
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2024
Available-for-sale securities:
U.S. Treasury	$3,153	$(43)	$—	$—	$3,153	$(43)
Federal agencies:
Residential MBS	275	(5)	9,676	(1,966)	9,951	(1,971)
Residential CMO	243	(1)	2,802	(433)	3,045	(434)
Commercial MBS	—	—	1,752	(767)	1,752	(767)
Other agencies	21	—	69	(5)	90	(5)
Total U.S. Treasury, federal agency and other agency securities	3,692	(49)	14,299	(3,171)	17,991	(3,220)
Municipal securities	985	(25)	2,336	(107)	3,321	(132)
Corporate debt	—	—	1,053	(102)	1,053	(102)
Asset-backed securities	49	—	263	(19)	312	(19)
Private-label CMO	—	—	87	(10)	87	(10)
Total temporarily impaired available-for-sale securities	$4,726	$(74)	$18,038	$(3,409)	$22,764	$(3,483)

Held-to-maturity securities:
U.S. Treasury	$1,581	$(22)	$—	$—	$1,581	$(22)
Federal agencies:
Residential MBS	99	(2)	7,097	(1,334)	7,196	(1,336)
Residential CMO	163	(1)	3,152	(690)	3,315	(691)
Commercial MBS	—	—	1,176	(231)	1,176	(231)
Other agencies	—	—	69	(5)	69	(5)
Total U.S. Treasury, federal agency and other agency securities	1,843	(25)	11,494	(2,260)	13,337	(2,285)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$1,843	$(25)	$11,495	$(2,260)	$13,338	$(2,285)
2024 Form 10-K 111

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2023
Available-for-sale securities:
Federal agencies:
Residential MBS	$207	$(2)	$10,913	$(1,774)	$11,120	$(1,776)
Residential CMO	543	(7)	2,641	(401)	3,184	(408)
Commercial MBS	—	—	1,827	(709)	1,827	(709)
Other agencies	—	—	81	(6)	81	(6)
Total federal agency and other agency securities	750	(9)	15,462	(2,890)	16,212	(2,899)
Municipal securities	625	(19)	2,496	(146)	3,121	(165)
Corporate debt	—	—	2,043	(238)	2,043	(238)
Asset-backed securities	—	—	281	(31)	281	(31)
Private-label CMO	—	—	99	(12)	99	(12)
Total temporarily impaired available-for-sale securities	$1,375	$(28)	$20,381	$(3,317)	$21,756	$(3,345)

Held-to-maturity securities:
Federal agencies:
Residential MBS	$—	$—	$8,108	$(1,145)	$8,108	$(1,145)
Residential CMO	156	(1)	3,542	(663)	3,698	(664)
Commercial MBS	—	—	1,285	(224)	1,285	(224)
Other agencies	—	—	95	(6)	95	(6)
Total federal agency and other agency securities	156	(1)	13,030	(2,038)	13,186	(2,039)
Total temporarily impaired held-to-maturity securities	$156	$(1)	$13,030	$(2,038)	$13,186	$(2,039)
At December 31, 2024 and December 31, 2023, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $37.7 billion and $35.1 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either December 31, 2024 or December 31, 2023. At December 31, 2024, substantially all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at December 31, 2024.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of December 31, 2024, Huntington has concluded that, except for one municipal bond classified as an AFS debt security for which $2 million of write-downs were recognized during 2024, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance related to securities as of December 31, 2024 or December 31, 2023.
112 Huntington Bancshares Incorporated

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

	At December 31,
(dollar amounts in millions)	2024	2023
Commercial loan and lease portfolio:
Commercial and industrial	$56,809	$50,657
Commercial real estate	11,078	12,422
Lease financing	5,454	5,228
Total commercial loan and lease portfolio	73,341	68,307
Consumer loan portfolio:
Residential mortgage	24,242	23,720
Automobile	14,564	12,482
Home equity	10,142	10,113
RV and marine	5,982	5,899
Other consumer	1,771	1,461
Total consumer loan portfolio	56,701	53,675
Total loans and leases (1)(2)	130,042	121,982
Allowance for loan and lease losses	(2,244)	(2,255)
Net loans and leases	$127,798	$119,727
(1)Loans and leases are reported at principal amount outstanding including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $468 million and $323 million at December 31, 2024 and 2023, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at December 31, 2024, was $316 million and $235 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2023, was $333 million and $220 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Condensed Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

	At December 31,
(dollar amounts in millions)	2024	2023
Lease payments receivable	$5,189	$4,980
Estimated residual value of leased assets	884	804
Gross investment in lease financing receivables	6,073	5,784
Deferred origination costs	56	54
Deferred fees, unearned income and other	(675)	(610)
Total lease financing receivables	$5,454	$5,228
The carrying value of residual values guaranteed was $517 million and $478 million as of December 31, 2024 and December 31, 2023, respectively. The future lease rental payments due from customers on direct financing leases at December 31, 2024, totaled $5.2 billion and were due as follows: $507 million in 2025, $773 million in 2026, $1.0 billion in 2027, $1.2 billion in 2028, $1.0 billion in 2029, and $713 million thereafter. Interest income recognized for these types of leases was $336 million, $287 million, and $249 million for the years 2024, 2023, and 2022, respectively.
2024 Form 10-K 113

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class.

	At December 31, 2024		At December 31, 2023
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$71	$457	$66	$344
Commercial real estate	75	118	64	140
Lease financing	—	10	3	14
Residential mortgage	—	83	—	72
Automobile	—	6	—	4
Home Equity	—	107	—	91
RV and marine	—	2	—	2
Total nonaccrual loans and leases	$146	$783	$133	$667
The total amount of interest recorded to interest income for NAL loans was $26 million, $21 million, and $23 million in 2024, 2023, and 2022, respectively.
The following tables present an aging analysis of loans and leases, by class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At December 31, 2024
Commercial and industrial	$96	$46	$232	$374	$56,435	$—	$56,809	$3	(2)
Commercial real estate	35	—	39	74	11,004	—	11,078	—
Lease financing	56	23	14	93	5,361	—	5,454	11
Residential mortgage	196	98	242	536	23,533	173	24,242	185	(3)
Automobile	117	27	16	160	14,404	—	14,564	12
Home equity	64	32	92	188	9,954	—	10,142	20
RV and marine	26	7	5	38	5,944	—	5,982	4
Other consumer	13	5	4	22	1,749	—	1,771	4
Total loans and leases	$603	$238	$644	$1,485	$128,384	$173	$130,042	$239
At December 31, 2023
Commercial and industrial	$90	$48	$90	$228	$50,429	$—	$50,657	$1	(2)
Commercial real estate	28	20	32	80	12,342	—	12,422	—
Lease financing	35	15	9	59	5,169	—	5,228	4
Residential mortgage	205	88	193	486	23,060	174	23,720	146	(3)
Automobile	89	23	12	124	12,358	—	12,482	9
Home equity	66	32	83	181	9,932	—	10,113	22
RV and marine	17	5	4	26	5,873	—	5,899	3
Other consumer	13	4	4	21	1,440	—	1,461	4
Total loans and leases	$543	$235	$427	$1,205	$120,603	$174	$121,982	$189
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include mortgage loans insured by U.S. government agencies.
114 Huntington Bancshares Incorporated

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
For all classes within the consumer loan portfolios, borrower credit bureau scores are monitored as an indicator of credit quality. A credit bureau score is a credit score developed by FICO based on data provided by the credit bureaus and refreshed at least quarterly. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
2024 Form 10-K 115

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$16,097	$7,939	$6,587	$2,747	$1,708	$1,846	$16,790	$4	$53,718
OLEM	124	80	82	24	7	23	273	—	613
Substandard	445	385	440	209	107	164	690	—	2,440
Doubtful	—	—	2	—	—	—	36	—	38
Total Commercial and industrial	$16,666	$8,404	$7,111	$2,980	$1,822	$2,033	$17,789	$4	$56,809
Commercial real estate
Credit Quality Indicator:
Pass	$1,415	$1,010	$2,754	$1,380	$947	$1,877	$635	$—	$10,018
OLEM	—	78	114	66	2	64	4	—	328
Substandard	218	37	280	52	10	124	11	—	732
Total Commercial real estate	$1,633	$1,125	$3,148	$1,498	$959	$2,065	$650	$—	$11,078
Lease financing
Credit Quality Indicator:
Pass	$2,100	$1,610	$709	$449	$349	$184	$—	$—	$5,401
OLEM	7	2	2	1	1	—	—	—	13
Substandard	1	6	23	2	7	1	—	—	40
Total Lease financing	$2,108	$1,618	$734	$452	$357	$185	$—	$—	$5,454
Residential mortgage
Credit Quality Indicator:
750+	$1,725	$2,249	$3,913	$5,617	$3,011	$2,525	$—	$—	$19,040
650-749	768	542	748	781	423	791	—	—	4,053
<650	55	64	111	110	68	568	—	—	976
Total Residential mortgage	$2,548	$2,855	$4,772	$6,508	$3,502	$3,884	$—	$—	$24,069
Automobile
Credit Quality Indicator:
750+	$4,091	$1,663	$1,343	$920	$347	$113	$—	$—	$8,477
650-749	2,560	981	716	459	159	56	—	—	4,931
<650	336	250	252	205	76	37	—	—	1,156
Total Automobile	$6,987	$2,894	$2,311	$1,584	$582	$206	$—	$—	$14,564
Home Equity
Credit Quality Indicator:
750+	$214	$323	$378	$445	$466	$195	$4,581	$226	$6,828
650-749	70	92	74	50	44	78	2,051	214	2,673
<650	2	8	11	6	4	40	431	139	641
Total Home equity	$286	$423	$463	$501	$514	$313	$7,063	$579	$10,142
RV and marine
Credit Quality Indicator:
750+	$928	$909	$816	$718	$476	$704	$—	$—	$4,551
650-749	247	268	201	198	123	226	—	—	1,263
<650	7	23	24	35	23	56	—	—	168
Total RV and marine	$1,182	$1,200	$1,041	$951	$622	$986	$—	$—	$5,982
Other consumer
Credit Quality Indicator:
750+	$321	$97	$48	$22	$10	$49	$467	$—	$1,014
650-749	148	55	21	8	2	9	423	7	673
<650	9	10	5	2	1	1	48	8	84
Total Other consumer	$478	$162	$74	$32	$13	$59	$938	$15	$1,771
116 Huntington Bancshares Incorporated

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$14,677	$9,889	$3,673	$2,151	$1,187	$1,431	$14,563	$3	$47,574
OLEM	213	239	64	20	12	20	462	—	1,030
Substandard	393	305	188	150	83	184	750	—	2,053
Total Commercial and industrial	$15,283	$10,433	$3,925	$2,321	$1,282	$1,635	$15,775	$3	$50,657
Commercial real estate
Credit Quality Indicator:
Pass	$1,395	$3,253	$1,774	$1,063	$1,152	$1,288	$585	$—	$10,510
OLEM	163	406	112	65	32	54	60	—	892
Substandard	164	404	176	10	137	114	15	—	1,020
Total Commercial real estate	$1,722	$4,063	$2,062	$1,138	$1,321	$1,456	$660	$—	$12,422
Lease financing
Credit Quality Indicator:
Pass	$1,973	$1,284	$828	$583	$243	$106	$—	$—	$5,017
OLEM	16	22	6	5	2	9	—	—	60
Substandard	20	66	31	16	13	5	—	—	151
Total Lease financing	$2,009	$1,372	$865	$604	$258	$120	$—	$—	$5,228
Residential mortgage
Credit Quality Indicator:
750+	$2,077	$3,963	$6,028	$3,292	$749	$2,191	$—	$—	$18,300
650-749	950	1,024	964	510	186	775	—	—	4,409
<650	24	79	82	64	85	503	—	—	837
Total Residential mortgage	$3,051	$5,066	$7,074	$3,866	$1,020	$3,469	$—	$—	$23,546
Automobile
Credit Quality Indicator:
750+	$2,624	$1,964	$1,525	$740	$367	$85	$—	$—	$7,305
650-749	1,438	1,305	907	370	168	53	—	—	4,241
<650	170	281	266	118	64	37	—	—	936
Total Automobile	$4,232	$3,550	$2,698	$1,228	$599	$175	$—	$—	$12,482
Home equity
Credit Quality Indicator:
750+	$381	$429	$512	$534	$17	$244	$4,454	$233	$6,804
650-749	136	100	65	57	7	101	2,083	230	2,779
<650	2	6	3	3	2	43	344	127	530
Total Home equity	$519	$535	$580	$594	$26	$388	$6,881	$590	$10,113
RV and marine
Credit Quality Indicator:
750+	$1,206	$971	$867	$588	$295	$612	$—	$—	$4,539
650-749	289	248	252	158	91	210	—	—	1,248
<650	4	12	21	18	14	43	—	—	112
Total RV and marine	$1,499	$1,231	$1,140	$764	$400	$865	$—	$—	$5,899
Other consumer
Credit Quality Indicator:
750+	$186	$80	$39	$19	$17	$48	$424	$3	$816
650-749	98	43	17	6	5	12	383	13	577
<650	4	5	3	1	1	1	39	14	68
Total Other consumer	$288	$128	$59	$26	$23	$61	$846	$30	$1,461
2024 Form 10-K 117

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Year Ended December 31, 2024
Commercial and industrial	$4	$26	$74	$38	$14	$19	$47	$3	$225
Commercial real estate	12	4	31	3	—	25	4	—	79
Lease financing	2	2	—	2	—	1	—	—	7
Residential mortgage	—	—	—	—	—	3	—	—	3
Automobile	5	18	17	14	5	4	—	—	63
Home equity	—	—	—	—	—	1	1	4	6
RV and marine	1	4	5	7	4	10	—	—	31
Other consumer	14	25	15	7	3	16	—	37	117
Total	$38	$79	$142	$71	$26	$79	$52	$44	$531

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2023	2022	2021	2020	2019	Prior			Total
Year Ended December 31, 2023
Commercial and industrial	$9	$47	$48	$14	$33	$13	$11	$2	$177
Commercial real estate	8	9	31	—	26	4	7	—	85
Lease financing	—	4	2	1	1	—	—	—	8
Residential mortgage	—	—	1	—	—	4	—	—	5
Automobile	3	16	16	7	5	3	—	—	50
Home equity	—	—	—	—	—	1	2	6	9
RV and marine	—	2	4	3	3	7	—	—	19
Other consumer	14	23	13	5	5	12	—	29	101
Total	$34	$101	$115	$30	$73	$44	$20	$37	$454
Modifications to Debtors Experiencing Financial Difficulty
Huntington will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. A restructured note is evaluated to determine if it is considered a new loan or a continuation of the prior loan.
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
118 Huntington Bancshares Incorporated

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
Impact on Credit Quality of Borrowers Experiencing Financial Difficulty
Huntington’s ALLL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted primarily by changes in such loan level characteristics, such as payment performance. Commercial borrowers experiencing financial difficulty are applied credit quality risk indicators that reflect the increase in default characteristics so that that the ALLL reflects the risk of loss. Borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual loans.
2024 Form 10-K 119

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Year Ended December 31, 2024
Commercial and industrial	$113	$209	$—	$64	$386	0.68%
Commercial real estate	—	233	—	24	257	2.32
Residential mortgage	—	51	6	4	61	0.25
Automobile	—	11	—	1	12	0.08
Home equity	—	6	—	9	15	0.15
RV and marine	—	1	—	—	1	0.02
Other consumer	2	—	—	—	2	0.11
Total loans to borrowers experiencing financial difficulty in which modifications were made	$115	$511	$6	$102	$734	0.59%
Year Ended December 31, 2023
Commercial and industrial	$64	$387	$—	$4	$455	0.90%
Commercial real estate	2	151	—	4	157	1.26
Residential mortgage	—	58	2	4	64	0.27
Automobile	—	14	—	1	15	0.12
Home equity	—	2	—	10	12	0.12
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$67	$613	$2	$23	$705	0.58%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Year Ended December 31, 2024
Commercial and industrial	8.16%	7.12%	1.0
Commercial real estate	8.26	7.90	0.9
Residential mortgage			6.8
Year Ended December 31, 2023
Commercial and industrial	8.62%	8.05%	1.0
Commercial real estate			1.0
Residential mortgage			7.7
(1)Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
120 Huntington Bancshares Incorporated

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At December 31, 2024
Commercial and industrial	$6	$3	$4	$13	$373	$386
Commercial real estate	12	—	13	25	232	257
Residential mortgage	11	7	15	33	28	61
Automobile	1	1	—	2	10	12
Home equity	1	1	3	5	10	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty in which modifications were made in the year ended December 31, 2024	$31	$12	$35	$78	$656	$734
At December 31, 2023
Commercial and industrial	$21	$25	$7	$53	$402	$455
Commercial real estate	—	—	5	5	152	157
Residential mortgage	9	8	11	28	36	64
Automobile	2	1	—	3	12	15
Home equity	1	1	1	3	9	12
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the year ended December 31, 2023	$33	$35	$24	$92	$613	$705
Pledged Loans and Leases
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of December 31, 2024 and 2023, loans and leases totaling $105.4 billion and $101.8 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
2024 Form 10-K 121

5. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Year Ended December 31, 2024:
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(311)	(220)	(531)
Recoveries of loans and leases previously charged-off	94	65	159
Provision for loan and lease losses	138	223	361
ALLL balance, end of period	$1,484	$760	$2,244
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	78	(21)	57
AULC balance, end of period	$144	$58	$202
ACL balance, end of period	$1,628	$818	$2,446
Year Ended December 31, 2023:
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(270)	(184)	(454)
Recoveries of loans and leases previously charged-off	112	69	181
Provision for loan and lease losses	297	110	407
ALLL balance, end of period	$1,563	$692	$2,255
AULC balance, beginning of period	$71	$79	$150
Provision (benefit) for unfunded lending commitments	(5)	—	(5)
AULC balance, end of period	$66	$79	$145
ACL balance, end of period	$1,629	$771	$2,400
Year Ended December 31, 2022:
ALLL balance, beginning of period	$1,462	$568	$2,030
Loan and lease charge-offs	(129)	(184)	(313)
Recoveries of loans and leases previously charged-off	114	78	192
Provision (benefit) for loan and lease losses	(23)	235	212
ALLL balance, end of period	$1,424	$697	$2,121
AULC balance, beginning of period	$41	$36	$77
Provision for unfunded lending commitments	30	43	73
AULC balance, end of period	$71	$79	$150
ACL balance, end of period	$1,495	$776	$2,271
At December 31, 2024, the ACL was $2.4 billion, an increase of $46 million from December 31, 2023. The increase in the total ACL was driven by loan and lease growth throughout 2024, partially offset by a modest reduction in overall coverage ratios reflective of the current macroeconomic environment.
The Commercial ACL was $1.6 billion at December 31, 2024, a decrease of $1 million from December 31, 2023. C&I loan and lease growth of $6.2 billion was offset by the combination of a modest reduction in the C&I coverage ratios due to improvement in the macroeconomic environment and a $1.3 billion decrease in CRE loans and leases.
The Consumer ACL was $818 million at December 31, 2024, an increase of $47 million from the December 31, 2023 balance. The increase was primarily due to a $3.0 billion increase in consumer loans.
The baseline economic scenario used in the December 31, 2024 ACL determination assumes the labor market has softened with the unemployment rate projected at 4.2% for the fourth quarter of 2024. Marginal improvement is expected moving forward with unemployment returning to 4% by 2026. The Federal Reserve is projected to continue the cycle of rate cuts that started in September 2024, with gradual cuts forecast throughout 2025 and 2026 until reaching a federal funds rate of 3% by mid-2026. Inflation is forecasted to approach the Federal Reserve’s target level of 2% by the end of 2024 and stabilize in 2025. GDP is forecast to show marginal improvement from the estimated fourth quarter 2024 level of 2.0%, ending the fourth quarter of 2025 at 2.1%.
122 Huntington Bancshares Incorporated

The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate industry, recent inflation levels, the U.S labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2024 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Residential mortgage loans sold with servicing retained	$4,124	$4,109	$5,686
Pretax gains resulting from above loan sales (1)	78	58	137
Total servicing, late, and other ancillary fees (1)	104	98	91
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023
Fair value, beginning of period	$515	$494
New servicing assets created	54	63
Servicing assets sold	(1)	(1)
Change in fair value during the period due to:
Time decay (1)	(25)	(24)
Payoffs (2)	(30)	(24)
Changes in valuation inputs or assumptions (3)	60	7
Fair value, end of period	$573	$515
Loans serviced for third parties, unpaid principal balance, end of period	$33,696	$33,237
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
A summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions follows.

	At December 31, 2024				At December 31, 2023
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.54%		$(14)	$(28)	8.61%		$(15)	$(28)
Spread over forward interest rate swap rates	568	bps	(13)	(26)	538	bps	(11)	(22)
2024 Form 10-K 123

7. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by business segment for which goodwill is allocated is presented in the table below. No goodwill impairment was recorded in 2024 or 2023.

	Consumer &	Commercial	Huntington
(dollar amounts in millions)	Regional Banking	Banking	Consolidated
Balance, January 1, 2023	$3,650	$1,921	$5,571
RPS sale	(10)	—	(10)
Balance, December 31, 2023	3,640	1,921	5,561
Balance, December 31, 2024	$3,640	$1,921	$5,561
Huntington’s other intangible assets are presented in the following table.

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
At December 31, 2024
Core deposit intangible	$378	$(293)	$85
Customer relationship	66	(55)	11
Total other intangible assets	$444	$(348)	$96
At December 31, 2023
Core deposit intangible	$385	$(259)	$126
Customer relationship	92	(75)	17
Total other intangible assets	$477	$(334)	$143
The estimated amortization expense of other intangible assets for the next five years is as follows.

(dollar amounts in millions)	Amortization Expense
2025	$43
2026	29
2027	9
2028	6
2029	4
8. PREMISES AND EQUIPMENT
Premises and equipment were comprised as follows.

	At December 31,
(dollar amounts in millions)	2024	2023
Land and land improvements	$339	$343
Buildings	738	789
Leasehold improvements	251	262
Equipment	909	899
Total premises and equipment	2,237	2,293
Less accumulated depreciation and amortization	(1,171)	(1,184)
Net premises and equipment	$1,066	$1,109
Depreciation and amortization charged to expense was as follows.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Total depreciation and amortization of premises and equipment	$142	$167	$182
124 Huntington Bancshares Incorporated

9. OPERATING LEASES
At December 31, 2024, Huntington was obligated under non-cancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options).
Net lease assets and liabilities are as follows.

		At December 31,
(dollar amounts in millions)	Classification	2024	2023
Operating lease assets	Other assets	$278	$265
Lease liabilities	Other liabilities	$380	$379
Net lease cost are as follows.

		Year Ended December 31,
(dollar amounts in millions)	Classification	2024	2023
Operating lease cost	Net occupancy	$63	$68
Short-term lease cost	Net occupancy	2	1
Net lease cost		$65	$69
Maturity of lease liabilities at December 31, 2024 are as follows.

(dollar amounts in millions)	Total
2025	$71
2026	64
2027	53
2028	44
2029	39
Thereafter	240
Total lease payments	511
Less: Interest	(131)
Total lease liabilities	$380
Additional supplemental information related to the Company’s operating leases is as follows.

(dollar amounts in millions)	2024	2023
Year ended December 31:
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows	$(76)	$(77)
Right-of-use assets obtained in exchange for lease obligations for operating leases	59	37
At December 31:
Weighted-average remaining lease term (years) for operating leases	10.86	11.30
Weighted-average discount rate for operating leases	5.19%	4.93%
10. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

	At December 31,
(dollar amounts in millions)	2024	2023
Securities sold under agreements to repurchase	$142	$618
Other borrowings	57	2
Total short-term borrowings	$199	$620
2024 Form 10-K 125

The carrying value of assets pledged as collateral against repurchase agreements totaled $224 million and $840 million as of December 31, 2024 and December 31, 2023, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
Huntington’s long-term debt, which consists of borrowings with an initial maturity of greater than one year, is included in the following table. The interest rate disclosed represents the contractual rate as of the most recent period end.

	At December 31,
(dollar amounts in millions)	2024	2023
The Parent Company:
Senior Notes:
2.63% Huntington Bancshares Incorporated senior notes due 2024	$—	$719
4.00% Huntington Bancshares Incorporated senior notes due 2025	465	457
4.44% Huntington Bancshares Incorporated senior notes due 2028	718	716
6.21% Huntington Bancshares Incorporated senior notes due 2029	1,237	1,266
2.55% Huntington Bancshares Incorporated senior notes due 2030	685	692
5.27% Huntington Bancshares Incorporated senior notes due 2031	1,138	—
5.02% Huntington Bancshares Incorporated senior notes due 2033	371	383
5.71% Huntington Bancshares Incorporated senior notes due 2035	1,222	—
Subordinated Notes:
Huntington Capital I Trust Preferred 5.55% junior subordinated debentures due 2027 (1)	70	69
Huntington Capital II Trust Preferred 5.25% junior subordinated debentures due 2028 (2)	32	32
Sky Financial Capital Trust III 5.99% junior subordinated debentures due 2036 (3)	72	72
Sky Financial Capital Trust IV 6.25% junior subordinated debentures due 2036 (3)	74	74
2.49% Huntington Bancshares Incorporated subordinated notes due 2036	501	513
6.14% Huntington Bancshares Incorporated subordinated notes due 2039	592	—
Total notes issued by the Parent Company	7,177	4,993
The Bank:
Senior Notes:
6.59% Huntington National Bank senior notes due 2025	—	278
4.01% Huntington National Bank senior notes due 2025	—	467
5.70% Huntington National Bank senior notes due 2025	—	1,060
4.55% Huntington National Bank senior notes due 2028	776	776
5.65% Huntington National Bank senior notes due 2030	878	899
Subordinated Notes:
4.60% Huntington National Bank subordinated notes due 2025	130	129
4.27% Huntington National Bank subordinated notes due 2026	224	223
4.13% Huntington National Bank subordinated notes due 2029	—	156
5.50% Huntington National Bank subordinated notes due 2030	161	154
Total notes issued by the Bank	2,169	4,142
FHLB Advances:
4.64% weighted average rate, varying maturities	4,696	2,731
Auto Loan Securitization Trust (4)	1,023	—
Credit Linked Notes (5)	821	—
Other:
Huntington Technology Finance nonrecourse debt, 5.96% weighted average interest rate, varying maturities	353	343
7.64% Huntington Preferred Capital II - Class I securities (6)	—	50
7.19% Huntington Preferred Capital II - Class J securities (7)	75	75
7.69% Huntington Preferred Capital II - Class L securities (8)	60	60
Total long-term debt	$16,374	$12,394
(1)Variable effective rate at December 31, 2024, based on three-month SOFR +0.96%.
(2)Variable effective rate at December 31, 2024, based on three-month SOFR +0.886%.
(3)Variable effective rate at December 31, 2024, based on three-month SOFR +1.66%.
126 Huntington Bancshares Incorporated

(4)Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.31% due through 2029. See Note 20 - “Variable Interest Entities” for additional information.
(5)See details of credit linked notes in the following table.
(6)Variable effective rate at December 31, 2024, based on three-month SOFR +2.00%.
(7)Variable effective rate at December 31, 2024, based on three-month SOFR +2.60%.
(8)Variable effective rate at December 31, 2024, based on three-month SOFR +3.10%.
Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. We use interest rate swaps to hedge interest rate risk of certain fixed-rate debt by converting the debt to a variable rate.
Huntington entered into two CLN transactions during 2024 that effectively transfer the risk of first losses on certain reference pools of the Company’s auto-secured loans. Huntington has elected the fair value option for these notes. See Note 18 - “Fair Values of Assets and Liabilities” for additional information. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company’s aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority. Additional information about Huntington’s CLN issuances is as follows.

	At December 31, 2024
(dollar amounts in millions)	Weighted Average Interest Rate	Reference Pool Net Balance	Principal Outstanding
CLN 2024-1 due 2032 (1)	6.66%	$3,014	$366
CLN 2024-2 due 2032 (2)	6.03	3,740	451
Total		$6,754	$817
Fair value adjustment			4
Carrying value			$821
(1)Consists of multiple classes of loans. One note class bears interest at a fixed rate of 6.15% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.40% to 8.25% (weighted average spread of 3.04%).
(2)Consists of multiple classes of loans. One note class bears interest at a fixed rate of 5.44% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.35% to 7.50% (weighted average spread of 2.99%).
Long-term debt maturities, based upon the par values and contractual maturities of the long-term debt, for the next five years and thereafter are as follows.

(dollar amounts in millions)	2025	2026	2027	2028	2029	Thereafter	Total
The Parent Company:
Senior notes	$468	$—	$—	$750	$1,250	$3,550	$6,018
Subordinated notes	—	—	70	32	—	1,307	1,409
The Bank:
Senior notes	—	—	—	800	—	900	1,700
Subordinated notes	130	—	239	—	—	150	519
FHLB advances	200	3,500	500	500	—	1	4,701
Auto loan securitization trust (1)	—	—	349	—	678	—	1,027
Credit linked notes (1)	—	—	—	—	—	817	817
Other	28	52	139	163	99	7	488
Total	$826	$3,552	$1,297	$2,245	$2,027	$6,732	$16,679
(1)     The contractual maturities are in the years presented, however, the underlying loans will pay down through the contractual maturities. In addition, there is an optional redemption date in which Huntington has the right to redeem the notes after the period in which the aggregate principal balance is less than or equal to 10% of the original principal balance.
The terms of certain long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt, dividend payments, and the disposition of subsidiaries. As of December 31, 2024, Huntington was in compliance with all such covenants.
2024 Form 10-K 127

11. OTHER COMPREHENSIVE INCOME
The components of Huntington’s OCI were as follows.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Year Ended December 31, 2024
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(454)	$107	$(347)
Reclassification adjustment for realized net losses included in net income	94	(18)	76
Total unrealized losses on available-for-sale securities, net of hedges	(360)	89	(271)
Unrealized losses on cash flow hedges during the period	(111)	26	(85)
Reclassification adjustment for cash flow hedges included in net income	236	(55)	181
Net change related to cash flow hedges on loans	125	(29)	96
Translation adjustments, net of hedges (1)	(6)	—	(6)
Change in accumulated unrealized losses for pension and other post-retirement obligations	(12)	3	(9)
Other comprehensive loss	$(253)	$63	$(190)
Year Ended December 31, 2023
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$154	$(36)	$118
Reclassification adjustment for realized net losses included in net income	47	(11)	36
Total unrealized gains on available-for-sale securities, net of hedges	201	(47)	154
Unrealized gains on cash flow hedges during the period	162	(37)	125
Reclassification adjustment for cash flow hedges included in net income	187	(43)	144
Net change related to cash flow hedges on loans	349	(80)	269
Translation adjustments, net of hedges (1)	2	—	2
Change in accumulated unrealized losses for pension and other post-retirement obligations	(4)	1	(3)
Other comprehensive income	$548	$(126)	$422
Year Ended December 31, 2022
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(2,934)	$673	$(2,261)
Reclassification adjustment for realized net losses included in net income	100	(23)	77
Total unrealized losses on available-for-sale securities, net of hedges	(2,834)	650	(2,184)
Unrealized losses on cash flow hedges during the period	(896)	201	(695)
Reclassification adjustment for cash flow hedges included in net income	—	—	—
Net change related to cash flow hedges on loans	(896)	201	(695)
Translation adjustments, net of hedges (1)	(5)	—	(5)
Change in accumulated unrealized losses for pension and other post-retirement obligations	19	(4)	15
Other comprehensive loss	$(3,716)	$847	$(2,869)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
128 Huntington Bancshares Incorporated

Activity in accumulated OCI was as follows.

(dollar amounts in millions)	Unrealized losses on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
December 31, 2021	$(64)	$63	$(3)	$(225)	$(229)
Other comprehensive loss before reclassifications	(2,261)	(695)	(5)	—	(2,961)
Amounts reclassified from accumulated OCI to earnings	77	—	—	15	92
Period change	(2,184)	(695)	(5)	15	(2,869)
December 31, 2022	(2,248)	(632)	(8)	(210)	(3,098)
Other comprehensive income before reclassifications	118	125	2	—	245
Amounts reclassified from accumulated OCI to earnings	36	144	—	(3)	177
Period change	154	269	2	(3)	422
December 31, 2023	(2,094)	(363)	(6)	(213)	(2,676)
Other comprehensive loss before reclassifications	(347)	(85)	(6)	—	(438)
Amounts reclassified from accumulated OCI to earnings	76	181	—	(9)	248
Period change	(271)	96	(6)	(9)	(190)
December 31, 2024	$(2,365)	$(267)	$(12)	$(222)	$(2,866)
(1)AOCI amounts at December 31, 2024, 2023, and 2022 include $50 million, $58 million, and $66 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
12. SHAREHOLDERS’ EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Optional Redemption Date (1)	December 31, 2024	December 31, 2023
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$23	$23
Series E (4)	2/27/2018	—	Variable (5)	4/15/2023	—	405
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (6)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Total		877,500			$1,989	$2,394
(1)Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)Dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 270 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-month LIBOR + 270 bps.
(4)Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)Dividend rate converted to 3-month CME Term SOFR + 26 bps LIBOR spread adjustment + 288 bps effective July 15, 2023. Prior to July 15, 2023, the dividend rate was 3-month LIBOR + 288 bps.
(6)Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.

2024 Form 10-K 129

The following table presents the dividends declared for each series of Preferred shares.

	Year Ended December 31,
	2024		2023		2022
(amounts in millions, except per share data)	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount ($)		Amount ($)		Amount ($)
Series B	$81.10	$(3)	$80.28	$(3)	$46.68	$(2)
Series E	6,412.62	(26)	7,753.75	(37)	5,700.00	(29)
Series F	5,625.00	(28)	5,625.00	(28)	5,625.00	(28)
Series G	4,450.00	(22)	4,450.00	(22)	4,450.00	(22)
Series H	45.00	(23)	45.00	(23)	45.00	(22)
Series I	1,425.00	(10)	1,425.00	(10)	1,425.00	(10)
Series J	68.76	(22)	59.02	(19)	—	—
Total		$(134)		$(142)		$(113)
During the fourth quarter of 2024, all remaining $405 million of outstanding Series E Preferred Stock, par value $0.01 per share, was redeemed. During the fourth quarter of 2023, $90 million of outstanding Series E Preferred Stock, par value $0.01 per share, was repurchased.
13. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for preferred stock dividends and the impact of preferred stock repurchases and redemptions) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, performance share units, and shares held in deferred compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
The calculation of basic and diluted earnings per share is as follows.

	Year Ended December 31,
(dollar amounts in millions, except per share data, share count in thousands)	2024	2023	2022
Basic earnings per common share:
Net income attributable to Huntington	$1,940	$1,951	$2,238
Dividends on preferred shares	134	142	113
Impact of preferred stock redemptions and repurchases	5	(8)	—
Net income available to common shareholders	$1,801	$1,817	$2,125
Average common shares issued and outstanding	1,451,421	1,446,449	1,441,279
Basic earnings per common share	$1.24	$1.26	$1.47
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units and awards, and performance share units	17,669	14,456	17,534
Shares held in deferred compensation plans	7,352	7,111	6,407
Average dilutive potential common shares	25,021	21,567	23,941
Total diluted average common shares issued and outstanding	1,476,442	1,468,016	1,465,220
Diluted earnings per common share	$1.22	$1.24	$1.45
Anti-dilutive awards (1)	4,534	11,039	5,303
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
130 Huntington Bancshares Incorporated

14. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
2024 Form 10-K 131

The following table shows Huntington’s total noninterest income segregated between revenue with contracts with customers within the scope of ASC 606 and revenue within the scope of other GAAP Topics.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Noninterest income
Revenue from contracts with customers	$1,468	$1,400	$1,318
Revenue within the scope of other GAAP topics	572	521	663
Total noninterest income	$2,040	$1,921	$1,981
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
The following table illustrates the disaggregation by operating segment and major revenue stream and reconciles disaggregated revenue to segment revenue presented in Note 24 - “Segment Reporting.”

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Year Ended December 31, 2024
Major Revenue Streams
Payments and cash management revenue	$452	$115	$—	$567
Wealth and asset management revenue	352	12	—	364
Customer deposit and loan fees	217	10	—	227
Capital markets and advisory fees	21	172	—	193
Leasing revenue	2	28	—	30
Insurance income	67	11	(1)	77
Other noninterest income	9	5	(4)	10
Net revenue from contracts with customers	$1,120	$353	$(5)	$1,468
Noninterest income within the scope of other GAAP topics	181	363	28	572
Total noninterest income	$1,301	$716	$23	$2,040
Year Ended December 31, 2023
Major Revenue Streams
Payments and cash management revenue	$433	$103	$—	$536
Wealth and asset management revenue	313	15	—	328
Customer deposit and loan fees	203	8	—	211
Capital markets and advisory fees	16	118	(2)	132
Leasing revenue	2	49	—	51
Insurance income	64	11	(1)	74
Other noninterest income	67	3	(2)	68
Net revenue from contracts with customers	$1,098	$307	$(5)	$1,400
Noninterest income within the scope of other GAAP topics	159	339	23	521
Total noninterest income	$1,257	$646	$18	$1,921
Year Ended December 31, 2022
Major Revenue Streams
Payments and cash management revenue	$405	$108	$—	$513
Wealth and asset management revenue	294	6	—	300
Customer deposit and loan fees	226	5	—	231
Capital markets and advisory fees	15	98	(3)	110
Leasing revenue	1	66	—	67
Insurance income	71	9	(1)	79
Other noninterest income	8	12	(2)	18
Net revenue from contracts with customers	$1,020	$304	$(6)	$1,318
Noninterest income within the scope of other GAAP topics	252	363	48	663
Total noninterest income	$1,272	$667	$42	$1,981
132 Huntington Bancshares Incorporated

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2024 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2024 was determined to be immaterial.
15. SHARE-BASED COMPENSATION
Share-based awards are eligible for issuance under the Company’s long term incentive plan. The plan provides for the granting of stock options, restricted stock awards, restricted stock units, performance share units, and other awards to officers, directors, and other employees. At December 31, 2024, 37 million shares were available for future grants.
Huntington issues shares to fulfill share-based award vesting from available authorized common shares. At December 31, 2024, Huntington believes there are adequate authorized common shares to satisfy anticipated share-based award vesting in 2025.
The following table presents total share-based compensation expense and related tax benefit.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Share-based compensation expense (1)	$133	$114	$119
Tax benefit	24	19	20
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
Huntington’s stock option activity and related information was as follows.

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	12,922	$12.58
Exercised	(2,481)	11.40
Forfeited/expired	(135)	14.11
Outstanding at December 31, 2024	10,306	$12.84	4.1	$36
Expected to vest	471	$16.00	6.3	$129
Exercisable at December 31, 2024	9,835	$12.69	4.0	$36
Restricted Stock Units and Performance Share Units
Restricted stock units and performance share units awarded by Huntington are granted at the closing market price on the date of the grant. Restricted stock units can be settled in shares or cash depending on the award and, for the most part, provide either accumulated cash dividends during the vesting period or, accrue a dividend equivalent that is paid upon vesting. Restricted stock units are subject to certain service restrictions. Performance share units are payable contingent upon Huntington achieving certain predefined performance objectives over a three-year measurement period. The fair value of these awards and units reflects the closing market price of Huntington’s common stock on the grant or assumption date.
2024 Form 10-K 133

The following table summarizes the status of Huntington’s restricted stock units and performance share units as of December 31, 2024, and activity for the year ended December 31, 2024.

	Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	24,669	$13.15	3,220	$15.19
Granted	9,060	13.12	1,975	12.95
Vested	(5,866)	11.97	(1,581)	16.04
Forfeited	(1,092)	14.38	(43)	14.31
Nonvested at December 31, 2024	26,771	$14.13	3,571	$14.19
The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2024, 2023, and 2022 were $13.09, $14.14, and $13.47, respectively. The total fair value of awards vested during the years ended December 31, 2024, 2023, and 2022 was $96 million, $99 million, and $105 million, respectively. As of December 31, 2024, the total unrecognized compensation cost related to nonvested shares was $297 million with a weighted-average expense recognition period of 2.2 years.
16. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2024.
The following table shows the weighted-average assumptions used to determine the benefit obligation and the net periodic benefit cost.

	At December 31,
	2024	2023
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.67%	5.15%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.15	5.41
Expected return on plan assets	5.50	5.00
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets.

	At December 31,
(dollar amounts in millions)	2024	2023
Projected benefit obligation at beginning of measurement year	$687	$692
Changes due to:
Service cost	3	3
Interest cost	34	36
Benefits paid	(34)	(33)
Settlements	(9)	(16)
Actuarial (losses) gains	(35)	5
Total changes	(41)	(5)
Projected benefit obligation at end of measurement year	$646	$687
134 Huntington Bancshares Incorporated

The following table reconciles the beginning and ending balances of the fair value of Plan assets.

	At December 31,
(dollar amounts in millions)	2024	2023
Fair value of plan assets at beginning of measurement year	$729	$740
Changes due to:
Actual return on plan assets	(8)	39
Settlements	(9)	(17)
Benefits paid	(34)	(33)
Total changes	(51)	(11)
Fair value of plan assets at end of measurement year	$678	$729
As of December 31, 2024, the difference between the accumulated benefit obligation and the fair value of Plan assets was $32 million and is recorded in other assets.
The following table shows the components of net periodic benefit costs recognized.

	Year Ended December 31, (1)
(dollar amounts in millions)	2024	2023	2022
Service cost	$3	$3	$3
Interest cost	34	36	22
Expected return on plan assets	(46)	(43)	(41)
Amortization of loss	2	1	9
Settlements	4	7	15
Benefit costs	$(3)	$4	$8
(1)    Pension costs are recognized in other noninterest income in the Consolidated Statements of Income.
At December 31, 2024 and 2023, Northern Trust, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of cash equivalent, corporate and government fixed income, and equity investments as follows.

	Fair Value at December 31,
(dollar amounts in millions)	2024		2023
Cash equivalents:
Mutual funds-money market	$11	2%	$17	2%
Fixed income:
Corporate obligations	212	31	234	32
U.S. Government obligations	69	10	70	10
Municipal obligations	1	—	1	—
Collective trust funds	273	40	297	42
Equities:
Limited liability companies	11	2	10	1
Collective trust funds	78	12	76	10
Limited partnerships	23	3	24	3
Fair value of plan assets	$678	100%	$729	100%
2024 Form 10-K 135

Investments of the Plan are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2024, mutual money market funds are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Collective trust funds and limited liability companies are valued at net asset value per unit as a practical expedient, which is calculated based on the fair values of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the Plan is to maximize the return on Plan assets over a long-time period, while meeting the Plan obligations. At December 31, 2024, Plan assets had an average duration of 11.9 years on investments. The estimated life of benefit obligations was 9.7 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 90% in bond investments and 10% in equity investments.
At December 31, 2024, the following table shows when benefit payments are expected to be paid.

(dollar amounts in millions)	Pension Benefits
2025	$53
2026	54
2027	54
2028	53
2029	53
2030 through 2034	252
Huntington has a defined contribution plan that is available to eligible employees. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2024, 2023, and 2022 was $61 million, $61 million, and $58 million, respectively.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan.

	At December 31,
(dollar amounts in millions, share amounts in thousands)	2024	2023
Shares in Huntington common stock	10,910	11,899
Market value of Huntington common stock	$178	$151
Dividends received on shares of Huntington stock	7	7
17. INCOME TAXES
The following is a summary of the provision for income taxes.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Current tax provision
Federal	$411	$644	$129
State	43	63	62
Foreign	15	8	5
Total current tax provision	469	715	196
Deferred tax (benefit) provision
Federal	(24)	(291)	319
State	(2)	(11)	—
Total deferred tax (benefit) provision	(26)	(302)	319
Provision for income taxes	$443	$413	$515
136 Huntington Bancshares Incorporated

The following is a reconciliation of the provision for income taxes.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Provision for income taxes computed at the statutory rate	$505	$501	$580
Increases (decreases):
General business credits	(271)	(253)	(164)
Tax-exempt income	(29)	(28)	(21)
Capital loss	—	—	(60)
Affordable housing investment amortization, net of tax benefits	193	148	129
State income taxes, net	32	41	49
Other	13	4	2
Provision for income taxes	$443	$413	$515
The significant components of deferred tax assets and liabilities were as follows.

	At December 31,
(dollar amounts in millions)	2024	2023
Deferred tax assets:
Fair value adjustments	$848	$791
Allowances for credit losses	559	564
Tax credit carryforward	452	240
Research and development expenses	108	91
Net operating and other loss carryforward	90	101
Lease liability	88	89
Pension and other employee benefits	73	70
Accrued expense/prepaid	41	61
Purchase accounting and other intangibles	5	82
Other assets	4	4
Total deferred tax assets	2,268	2,093
Deferred tax liabilities:
Lease financing	968	873
Loan origination costs	162	155
Mortgage servicing rights	116	124
Operating assets	78	96
Right-of-use asset	64	62
Securities adjustments	48	40
Other liabilities	3	3
Total deferred tax liabilities	1,439	1,353
Net deferred tax asset before valuation allowance	829	740
Valuation allowance	(36)	(30)
Net deferred tax asset	$793	$710
At December 31, 2024, Huntington’s net deferred tax asset related to loss and other carryforwards was $542 million. This was comprised of federal net operating loss carryforwards of $36 million, which will begin expiring in 2030, state net operating loss carryforwards of $41 million, which will begin expiring in 2025, a federal capital loss carryforward of $10 million, which will begin expiring in 2025, state capital loss carryforwards of $3 million, which will begin expiring in 2025, general business credits of $449 million, which will begin expiring in 2042, and a corporate alternative minimum tax carryover of $3 million, which may be carried forward indefinitely.
The valuation allowance for deferred tax assets as of December 31, 2024 was $36 million, which included a federal valuation allowance of $7 million and a state valuation allowance of $29 million.
2024 Form 10-K 137

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2019. The 2020-2023 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2020.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023
Unrecognized tax benefits at beginning of year	$8	$94
Gross increases for tax positions taken during prior years	7	8
Gross decreases for tax positions taken during prior years	(2)	—
Gross increases for tax positions taken during current year	6	—
Settlements with taxing authorities	—	(94)
Unrecognized tax benefits at end of year	$19	$8
Due to the complexities of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from the current estimate of the tax liabilities.
Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. The amounts of accrued tax-related interest and penalties were immaterial at December 31, 2024 and 2023. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
At December 31, 2024, retained earnings included approximately $182 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $38 million at December 31, 2024.
18. FAIR VALUES OF ASSETS AND LIABILITIES
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2024 and 2023.
Loans held for sale
Huntington has elected to apply the FVO for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are classified as Level 2 and are estimated using security prices for similar product types.
Loans held for investment
Certain mortgage loans originated with the intent to sell for which the FVO was elected have been reclassified to loans held for investment. These loans continue to be measured at fair value. The fair value of loans held for investment classified as Level 2 are estimated using security prices for similar product types similar to loans held for sale. The fair value of loans held for investment classified as Level 3 is determined using fair value of similar mortgage-backed securities adjusted for loan specific variables.
138 Huntington Bancshares Incorporated

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
Direct purchase municipal securities, in addition to certain private-label CMOs and asset-backed securities, are classified as Level 3 and require estimates to determine fair value which results in greater subjectivity. The fair value is determined by utilizing a discounted cash flow valuation technique employed by a third-party valuation specialist. The third-party specialist uses assumptions related to yield, prepayment speed, conditional default rates and loss severity based on certain factors such as, credit worthiness of the counterparty, prevailing market rates, and analysis of similar securities. Huntington evaluates the fair values provided by the third-party specialist for reasonableness.
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
2024 Form 10-K 139

MSRs
MSRs are accounted for using the fair value method and are classified as Level 3. Refer to Note 6 - “Mortgage Loan Sales and Servicing Rights” for information on valuation methodology.
Long-term debt
Huntington has elected to apply the fair value option for CLNs structured as long-term debt. CLNs are classified as Level 2 using quoted prices for similar liabilities in active markets, quoted prices of similar liabilities in markets that are not active, and inputs that are observable for the assets, either directly or indirectly, for substantially the full term of the financial instrument.
Assets and Liabilities measured at fair value on a recurring basis
The following table presents our assets and liabilities measured at fair value on a recurring basis, including instruments we have elected the fair value option.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2024
Assets
Trading account securities:
U.S. Treasury securities	$1	$—	$—	$—	$1
Other trading account securities	—	52	—	—	52
Total trading account securities	1	52	—	—	53
Available-for-sale securities:
U.S. Treasury securities	6,556	—	—	—	6,556
Residential MBS	—	10,017	—	—	10,017
Residential CMO	—	3,345	—	—	3,345
Commercial MBS	—	1,752	—	—	1,752
Other agencies	—	130	—	—	130
Municipal securities	—	34	3,954	—	3,988
Corporate debt	—	1,055	—	—	1,055
Asset-backed securities	—	262	49	—	311
Private-label CMO	—	88	21	—	109
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	6,556	16,693	4,024	—	27,273
Other securities	29	2	—	—	31
Loans held for sale	—	652	—	—	652
Loans held for investment	—	112	61	—	173
MSRs	—	—	573	—	573
Other assets:
Derivative assets	—	606	4	(344)	266
Assets held in trust for deferred compensation plans	191	—	—	—	191
Liabilities
Long-term debt	—	821	—	—	821
Derivative liabilities	—	666	2	(90)	578
140 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2023
Assets
Trading account securities:
U.S. Treasury securities	$91	$—	$—	$—	$91
Other trading account securities	—	34	—	—	34
Total trading account securities	91	34	—	—	125
Available-for-sale securities:
U.S. Treasury securities	2,856	—	—	—	2,856
Residential MBS	—	11,382	—	—	11,382
Residential CMO	—	3,184	—	—	3,184
Commercial MBS	—	1,827	—	—	1,827
Other agencies	—	155	—	—	155
Municipal securities	—	38	3,335	—	3,373
Corporate debt	—	2,043	—	—	2,043
Asset-backed securities	—	281	75	—	356
Private-label CMO	—	99	20	—	119
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	2,856	19,019	3,430	—	25,305
Other securities	30	2	—	—	32
Loans held for sale	—	506	—	—	506
Loans held for investment	—	120	54	—	174
MSRs	—	—	515	—	515
Other assets:
Derivative assets	—	1,720	3	(1,330)	393
Assets held in trust for deferred compensation plans	177	—	—	—	177
Liabilities
Derivative liabilities	—	1,416	5	(751)	670
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2024 Form 10-K 141

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

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Year Ended December 31, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	13
Transfers out of Level 3 (1)	—	(25)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Interest and fee income	—	—	(1)	(1)	—	(1)
Provision for credit losses	—	—	(2)	—	—	—
Mortgage banking income	60	24	—	—	—	—
Other noninterest income	—	(13)	—	—	—	—
Included in OCI	—	—	33	—	—	—
Purchases/originations	54	—	1,256	—	15	—
Repayments	—	—	—	—	—	(5)
Settlements	(56)	18	(667)	2	(41)	—
Closing balance	$573	$2	$3,954	$21	$49	$61
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$60	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	27	—	—	—
142 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities
Year Ended December 31, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers into Level 3	—	—	—	—	—	41
Transfers out of Level 3 (1)	—	(23)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Interest and fee income	—	—	(2)	(1)	—	(3)
Mortgage banking income	7	25	—	—	—	—
Other noninterest income	—	(2)	—	—	—	—
Included in OCI	—	—	73	—	1	—
Purchases/originations	63	—	928	1	—	—
Sales	(1)	—	—	—	—	—
Settlements	(48)	—	(912)	—	—	—
Closing balance	$515	$(2)	$3,335	$20	$75	$54
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$7	$(3)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	47	—	1	—

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities
Year Ended December 31, 2022
Opening balance	$351	$4	$3,477	$20	$70	$19
Transfers out of Level 3 (1)	—	(3)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Interest and fee income	—	—	(5)	(3)	—	—
Provision for credit losses	—	—	(4)	—	—	—
Mortgage banking income	114	(3)	—	—	—	1
Included in OCI	—	—	(262)	—	(1)	—
Purchases/originations	85	—	1,087	4	31	—
Repayments	—	—	—	—	—	(4)
Settlements	(56)	—	(1,045)	(1)	(26)	—
Closing balance	$494	$(2)	$3,248	$20	$74	$16
Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$114	$(8)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(257)	—	(1)	—
(1)     Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
2024 Form 10-K 143

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At December 31, 2024
Assets
Loans held for sale	$652	$640	$12	$—	$—	$—
Loans held for investment	173	184	(11)	4	4	—
Liabilities
Long-term debt	821	817	(4)
At December 31, 2023
Assets
Loans held for sale	$506	$489	$17	$—	$—	$—
Loans held for investment	174	184	$(10)	2	3	(1)
The following table presents the net (losses) gains from fair value changes.

		Year Ended December 31,
(dollar amounts in millions)	Classification	2024	2023	2022
Loans held for sale	Mortgage banking income	$(5)	$10	$(26)
Loans held for investment	Mortgage banking income	(1)	(5)	1
Long-term debt	Other noninterest income	(4)	—	—
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
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses Year Ended
(dollar amounts in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2022
Collateral-dependent loans	$192	$40	$(122)	$(21)	$(1)
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
144 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At December 31, 2024				At December 31, 2023
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	6%	-	43%	8%	4%	-	37%	9%
		Spread over forward interest rate swap rates	5%	-	10%	6%	5%	-	13%	5%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	5%	5%	4%	-	6%	5%
		Cumulative default	—%	-	39%	4%	—%	-	64%	6%
		Loss given default (2)				20%				20%
(1)Certain disclosures related to quantitative level 3 fair value measurements do not include those deemed to be immaterial.
(2)The range is not meaningful for this unobservable input.

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
The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, and cash and short-term assets, which include cash and due from banks and interest-earning deposits with banks. Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
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
2024 Form 10-K 145

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At December 31, 2024
Financial Assets
Cash and short-term assets	$13,332	$—	$—	$13,332	$13,332
Trading account securities	—	—	53	53	53
Available-for-sale securities	—	—	27,273	27,273	27,273
Held-to-maturity securities	16,368	—	—	16,368	14,086
Other securities	792	—	31	823	823
Loans held for sale	—	2	652	654	654
Net loans and leases (1)	127,625	—	173	127,798	125,557
Derivative assets	—	—	266	266	266
Assets held in trust for deferred compensation plans	—	—	191	191	191
Financial Liabilities
Deposits (2)	162,448	—	—	162,448	162,455
Short-term borrowings	199	—	—	199	199
Long-term debt	15,553	—	821	16,374	16,573
Derivative liabilities	—	—	578	578	578
At December 31, 2023
Financial Assets
Cash and short-term assets	$10,323	$—	$—	$10,323	$10,323
Trading account securities	—	—	125	125	125
Available-for-sale securities	—	—	25,305	25,305	25,305
Held-to-maturity securities	15,750	—	—	15,750	13,718
Other securities	693	—	32	725	725
Loans held for sale	—	10	506	516	516
Net loans and leases (1)	119,553	—	174	119,727	116,781
Derivative assets	—	—	393	393	393
Assets held in trust for deferred compensation plans	—	—	177	177	177
Financial Liabilities
Deposits (2)	151,230	—	—	151,230	151,183
Short-term borrowings	620	—	—	620	620
Long-term debt	12,394	—	—	12,394	12,276
Derivative liabilities	—	—	670	670	670
(1)Includes collateral-dependent loans.
(2)Includes $1.5 billion and $1.4 billion in time deposits in excess of the FDIC insurance coverage limit at December 31, 2024 and December 31, 2023, respectively.

146 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
At December 31, 2024
Financial Assets
Trading account securities	$1	$52	$—	$—	$53
Available-for-sale securities	6,556	16,693	4,024	—	27,273
Held-to-maturity securities	2,023	12,063	—	—	14,086
Other securities (2)	29	2	—	—	31
Loans held for sale	—	652	2	—	654
Net loans and leases	—	113	125,444	—	125,557
Derivative assets	—	606	4	(344)	266
Financial Liabilities
Deposits	—	147,045	15,410	—	162,455
Short-term borrowings	—	199	—	—	199
Long-term debt	—	11,242	5,331	—	16,573
Derivative liabilities	—	666	2	(90)	578
At December 31, 2023
Financial Assets
Trading account securities	$91	$34	$—	$—	$125
Available-for-sale securities	2,856	19,019	3,430	—	25,305
Held-to-maturity securities	—	13,718	—	—	13,718
Other securities (2)	30	2	—	—	32
Loans held for sale	—	506	10	—	516
Net loans and leases	—	120	116,661	—	116,781
Derivative assets	—	1,720	3	(1,330)	393
Financial Liabilities
Deposits	—	135,627	15,556	—	151,183
Short-term borrowings	—	620	—	—	620
Long-term debt	—	8,929	3,347	—	12,276
Derivative liabilities	—	1,416	5	(751)	670
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
2024 Form 10-K 147

The following table presents the fair values and notional values of all derivative instruments included in the Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At December 31, 2024			At December 31, 2023
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$45,634	$24	$—	$38,017	$868	$519
Foreign exchange contracts	250	—	5	222	6	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	42,359	456	580	41,526	718	757
Foreign exchange contracts	5,465	79	54	5,257	69	76
Equity contracts	823	20	2	759	—	7
Commodities contracts	683	29	27	681	62	60
Credit contracts	247	2	—	381	—	2
Total Contracts	$95,461	$610	$668	$86,843	$1,723	$1,421
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
(dollar amounts in millions)		2024	2023	2022
Interest rate contracts:
Customer	Capital markets and advisory fees	$37	$30	$47
Mortgage banking	Mortgage banking income	(49)	(10)	(109)
Interest rate swaptions	Other noninterest income	—	(24)	—
Foreign exchange contracts	Capital markets and advisory fees	45	45	45
Credit contracts	Other noninterest income	(14)	(2)	—
Commodities contracts	Capital markets and advisory fees	4	5	5
Equity contracts	Other noninterest income and other noninterest expense	(18)	(13)	(9)
Total		$5	$31	$(21)
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
148 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities, identified by the underlying interest rate-sensitive instruments.

	At December 31, 2024
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$10,987	$—	$—	$10,987
Loans	—	23,300	175	23,475
Long-term debt	11,347	—	—	11,347
Total notional value	$22,334	$23,300	$175	$45,809

	At December 31, 2023
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$11,649	$—	$—	$11,649
Loans	—	16,675	175	16,850
Long-term debt	9,693	—	—	9,693
Total notional value	$21,342	$16,675	$175	$38,192
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in decreases to net interest income of $231 million for the year ended December 31, 2024 and $248 million for the year ended December 31, 2023, and an increase to net interest income of $76 million for the year ended December 31, 2022.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged mortgage-backed securities portfolio has not been attributed to the individual available-for-sale securities in our Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(246)	$(284)	$875
Change in fair value of hedged investment securities (1)	239	282	(862)
Change in fair value of interest rate swaps hedging long-term debt (2)	(109)	141	(300)
Change in fair value of hedged long term debt (2)	108	(141)	300
(1)Recognized in Interest income—available-for-sale securities—taxable in the Consolidated Statements of Income.
(2)Recognized in Interest expense - long-term debt in the Consolidated Statements of Income.
2024 Form 10-K 149

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
	At December 31,		At December 31,
(dollar amounts in millions)	2024	2023	2024	2023
Assets
Investment securities (1)	$16,390	$18,241	$(458)	$(698)
Liabilities
Long-term debt (2)	11,589	9,909	(223)	(115)
(1)Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(56) million at December 31, 2024 and $(69) million at December 31, 2023.
Cash Flow Hedges
At December 31, 2024, Huntington had $23.3 billion of interest rate swaps and floors. These are designated as cash flow hedges for variable rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight line basis as a reduction to interest income over the contractual life of these contracts.
At December 31, 2024, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $43 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The position of these derivatives was a net asset of $7 million and net liability of $4 million at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, Huntington had commitments to sell residential real estate loans of $869 million and $674 million, respectively. These contracts mature in less than one year.
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
150 Huntington Bancshares Incorporated

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

		At December 31,
(dollar amounts in millions)		2024	2023
Notional value		$1,780	$1,668
Trading liabilities		45	69

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Trading (losses) gains	$(60)	$(10)	$(109)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2024 and December 31, 2023, were $72 million and $47 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $45.2 billion and $44.5 billion at December 31, 2024 and December 31, 2023, respectively. Huntington’s credit risk from customer derivatives was $76 million and $122 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts was $247 million and $381 million at December 31, 2024 and December 31, 2023, respectively. The position of these derivatives was a net asset of $2 million and a net liability of $2 million at December 31, 2024 and December 31, 2023, respectively.
Financial assets and liabilities that are offset in the Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 18 - “Fair Values of Assets and Liabilities.”
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
2024 Form 10-K 151

Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into collateral and master netting agreements with these counterparties, and routinely exchanges cash and high quality securities collateral.
Huntington also enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
In addition, Huntington clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $192 million and $238 million at December 31, 2024 and December 31, 2023, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At December 31, 2024, Huntington pledged $381 million of investment securities and cash collateral to counterparties, while other counterparties pledged $304 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At December 31, 2024	$610	$(344)	$266	$(5)	$(35)	$226
At December 31, 2023	1,723	(1,330)	393	(45)	(4)	344

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At December 31, 2024	$668	$(90)	$578	$(67)	$(316)	$195
At December 31, 2023	1,421	(751)	670	—	(93)	577
152 Huntington Bancshares Incorporated

20. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Consolidated Balance Sheets.

(dollar amounts in millions)	At December 31, 2024	At December 31, 2023
Assets
Net loans and leases	$1,122	$—
Other assets	264	82
Total assets	$1,386	$82
Liabilities
Long-term borrowings	$1,023	$—
Other liabilities	109	57
Total liabilities	$1,132	$57
As part of a securitization transaction completed in the first quarter of 2024, Huntington transferred $1.6 billion in aggregate automobile loans to a SPE which was deemed to be a VIE. This SPE then issued approximately $1.6 billion of asset-backed notes, of which approximately $128 million were retained by Huntington. The primary purpose of the VIE in the securitization transaction is to issue asset-backed securities with varying levels of credit subordination and payment priority. Huntington retained notes and residual interest in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits that could potentially be significant to the VIE. In addition, Huntington retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. The assets of the VIE are restricted to the settlement of the asset-backed securities and other obligations of the VIE. Third-party holders of the asset-backed notes do not have recourse to the general assets of Huntington.
The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The VIE is exposed to credit and prepayment risk, which are managed through credit enhancements in the form of reserve accounts, over-collateralization, excess interest on the loans, and the subordination of certain classes of asset-backed securities.
Consolidated VIEs at December 31, 2024 and December 31, 2023 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At December 31, 2024
Affordable housing tax credit partnerships	$2,382	$1,065	$2,382
Trust preferred securities	14	248	—
Other investments	1,201	168	1,201
Total	$3,597	$1,481	$3,583
At December 31, 2023
Affordable housing tax credit partnerships	$2,297	$1,279	$2,297
Trust preferred securities	14	248	—
Other investments	894	140	894
Total	$3,205	$1,667	$3,191
2024 Form 10-K 153

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
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

	At December 31,
(dollar amounts in millions)	2024	2023
Affordable housing tax credit investments	$3,628	$3,335
Less: amortization	(1,246)	(1,038)
Net affordable housing tax credit investments	$2,382	$2,297
Unfunded commitments	$1,065	$1,279
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Tax credits and other tax benefits recognized	$273	$260	$203
Proportional amortization expense included in provision for income taxes	234	205	170
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
154 Huntington Bancshares Incorporated

21. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements were as follows.

	At December 31,
(dollar amounts in millions)	2024	2023
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$37,422	$32,344
Consumer loan portfolio	19,993	19,270
Commercial real estate	2,089	2,543
Standby letters of credit and guarantees on industrial revenue bonds	725	814
Commercial letters of credit	17	9
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
Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within 2 years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $27 million and $9 million at December 31, 2024 and December 31, 2023, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $201 million and $79 million as of December 31, 2024 and December 31, 2023, respectively, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired. As of December 31, 2024, the Company did not expect to be subject to any make-whole provisions under these guarantees.
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
2024 Form 10-K 155

Huntington establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Huntington thereafter continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at December 31, 2024 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
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
156 Huntington Bancshares Incorporated

As of December 31, 2024, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios.

		Minimum	Minimum Ratio+
		Regulatory	Capital Buffer (1)		Well-	At December 31,
		Capital	At December 31,		Capitalized	2024		2023
(dollar amounts in millions)		Ratios	2024	2023	Minimums	Ratio	Amount	Ratio	Amount
CET1 risk-based capital	Consolidated	4.5%	7.0%	7.7%	N/A	10.5%	$15,127	10.2%	$14,212
	Bank	4.5	7.0	7.0	6.5%	11.6	16,540	10.6	14,671
Tier 1 risk-based capital	Consolidated	6.0	8.5	9.2	6.0	11.9	17,126	12.0	16,616
	Bank	6.0	8.5	8.5	8.0	12.4	17,746	11.5	15,879
Total risk-based capital	Consolidated	8.0	10.5	11.2	10.0	14.3	20,565	14.2	19,657
	Bank	8.0	10.5	10.5	10.0	14.1	20,240	13.1	18,126
Tier 1 leverage	Consolidated	4.0	N/A	N/A	N/A	8.6	17,126	9.3	16,616
	Bank	4.0	N/A	N/A	5.0	8.9	17,746	8.5	15,879
(1)    The SCB, applicable to Huntington, was 2.5% and 3.2% at December 31, 2024 and December 31, 2023, respectively. The CCB, applicable to the Bank, was 2.5% at both December 31, 2024 and December 31, 2023.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2024, the Bank could lend $2.0 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
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
23. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	At December 31,
(dollar amounts in millions)	2024	2023
Assets
Cash and due from banks	$4,103	$4,001
Due from The Huntington National Bank	2,817	2,163
Due from non-bank subsidiaries	18	25
Investment in The Huntington National Bank	20,127	18,388
Investment in non-bank subsidiaries	331	263
Accrued interest receivable and other assets	811	718
Total assets	$28,207	$25,558
Liabilities and shareholders’ equity
Long-term borrowings	$7,177	$4,993
Dividends payable, accrued expenses, and other liabilities	1,290	1,212
Total liabilities	8,467	6,205
Shareholders’ equity (1)	19,740	19,353
Total liabilities and shareholders’ equity	$28,207	$25,558
(1)See Consolidated Statements of Changes in Shareholders’ Equity.
2024 Form 10-K 157

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Income
Dividends from:
The Huntington National Bank	$2,041	$1,706	$1,566
Non-bank subsidiaries	15	27	19
Interest from:
The Huntington National Bank	204	77	16
Non-bank subsidiaries	2	2	1
Other	3	(1)	(1)
Total income	2,265	1,811	1,601
Expense
Personnel costs	7	5	8
Interest on borrowings	365	252	107
Other	176	191	169
Total expense	548	448	284
Income before income taxes and equity in undistributed net income of subsidiaries	1,717	1,363	1,317
Provision (benefit) for income taxes	(73)	(75)	(44)
Income before equity in undistributed net income of subsidiaries	1,790	1,438	1,361
Increase in undistributed net income of:
The Huntington National Bank	78	486	853
Non-bank subsidiaries	72	27	24
Net income	$1,940	$1,951	$2,238
Other comprehensive (loss) income (1)	(190)	422	(2,869)
Comprehensive income (loss)	$1,750	$2,373	$(631)
(1)See Consolidated Statements of Comprehensive Income for other comprehensive (loss) income detail.
158 Huntington Bancshares Incorporated

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
Operating activities
Net income	$1,940	$1,951	$2,238
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(150)	(513)	(877)
Depreciation and amortization	7	—	(22)
Other, net	(121)	192	(55)
Net cash provided by operating activities	1,676	1,630	1,284
Investing activities
Investment in subsidiaries	(1,750)	—	—
Repayments from subsidiaries	1,107	503	14
Advances to subsidiaries	(1,700)	(1,753)	(503)
Net purchases of securities	—	—	(20)
Net cash paid in business combination	—	—	(194)
Other, net	(21)	(10)	(1)
Net cash used for investing activities	(2,364)	(1,260)	(704)
Financing activities
Proceeds from issuance of long-term debt	2,995	1,250	1,144
Payment of long-term debt	(734)	(323)	—
Dividends paid on common and preferred stock	(1,047)	(1,034)	(1,010)
Net proceeds from issuance of preferred stock	—	317	—
Redemption/repurchase of preferred stock	(410)	(82)	—
Other, net	(14)	(22)	(21)
Net cash provided by financing activities	790	106	113
Increase in cash and cash equivalents	102	476	693
Cash and cash equivalents at beginning of year	4,001	3,525	2,832
Cash and cash equivalents at end of year	$4,103	$4,001	$3,525
Supplemental disclosure: Interest paid	$332	$228	$89
24. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. Huntington reports on two business segments: Consumer & Regional Banking and Commercial Banking.
Huntington’s CEO is the CODM for each of our business segments. The CODM primarily utilizes net interest income and net income attributable to Huntington to assess segment performance and to allocate resources to meet our business objectives. The CODM considers budget-to-actual variances for these profit measures when making decisions about allocating resources, comparing performance among the segments, and determining compensation of certain colleagues.
The following is a description of our business segments:
Consumer & Regional Banking - Consumer & Regional Banking offers a comprehensive set of digitally powered consumer and business financial solutions to Consumer Lending, Regional Banking, Branch Banking, and Wealth Management customers. The Consumer & Regional Banking segment provides a wide array of financial products and services to consumer and business customers including, but not limited to, deposits, lending, payments, mortgage banking, dealer financing, investment management, trust, brokerage, insurance, and other financial products and services. We serve our customers through our network of regional banking and national specialty finance channels, including branches and ATMs, online and mobile banking, our customer call centers, and strategic national partnerships.
2024 Form 10-K 159

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
All other items not included within our two business segments are reported within the Treasury / Other function, which primarily includes technology and operations, other unallocated assets, liabilities, revenue, and expense.
Business segment results are determined based upon Huntington’s management practices, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.
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
Huntington uses an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing modeled duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). The primary components of the FTP rate include a base (market) rate, a liquidity premium, contingent liquidity and collateral charges, and option cost.
160 Huntington Bancshares Incorporated

The following tables present certain operating basis financial information for each reportable business segment reconciled to Huntington’s consolidated financial results.

Income Statements (dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Year Ended December 31, 2024
Net interest income (loss)	$4,070	$2,123	$(848)	$5,345
Provision for credit losses	284	136	—	420
Net interest income (loss) after provision for credit losses	3,786	1,987	(848)	4,925
Noninterest income	1,301	716	23	2,040
Noninterest expense:
Direct personnel costs	1,135	607	959	2,701
Other noninterest expense, including corporate allocations	2,038	611	(788)	1,861
Total noninterest expense	3,173	1,218	171	4,562
Income (loss) before income taxes	1,914	1,485	(996)	2,403
Provision (benefit) for income taxes	402	312	(271)	443
Income attributable to non-controlling interest	—	20	—	20
Net income (loss) attributable to Huntington	$1,512	$1,153	$(725)	$1,940
Year Ended December 31, 2023
Net interest income (loss)	$3,717	$2,162	$(440)	$5,439
Provision for credit losses	246	156	—	402
Net interest income (loss) after provision for credit losses	3,471	2,006	(440)	5,037
Noninterest income	1,257	646	18	1,921
Noninterest expense:
Direct personnel costs	1,138	502	889	2,529
Other noninterest expense, including corporate allocations	1,926	632	(513)	2,045
Total noninterest expense	3,064	1,134	376	4,574
Income (loss) before income taxes	1,664	1,518	(798)	2,384
Provision (benefit) for income taxes	349	319	(255)	413
Income attributable to non-controlling interest	—	20	—	20
Net income attributable to Huntington	$1,315	$1,179	$(543)	$1,951
Year Ended December 31, 2022
Net interest income (loss)	$3,213	$1,807	$253	$5,273
Provision for credit losses	260	29	—	289
Net interest income (loss) after provision for credit losses	2,953	1,778	253	4,984
Noninterest income	1,272	667	42	1,981
Noninterest expense:
Direct personnel costs	1,124	444	833	2,401
Other noninterest expense, including corporate allocations	1,800	612	(612)	1,800
Total noninterest expense	2,924	1,056	221	4,201
Income (loss) before income taxes	1,301	1,389	74	2,764
Provision (benefit) for income taxes	274	292	(51)	515
Income attributable to non-controlling interest	—	10	1	11
Net income (loss) attributable to Huntington	$1,027	$1,087	$124	$2,238

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2024	2023	2024	2023
Consumer & Regional Banking	$78,841	$73,082	$111,390	$110,157
Commercial Banking	66,919	63,377	43,366	35,466
Treasury / Other	58,470	52,909	7,692	5,607
Total	$204,230	$189,368	$162,448	$151,230
2024 Form 10-K 161

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, Huntington’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Trading Plans
On November 19, 2024, Scott D. Kleinman, our Senior Executive Vice President and President of Commercial Banking, adopted a trading plan intended to satisfy the conditions under Rule 1-b5-1(c) of the Exchange Act. Mr. Kleinman’s plan covers the following:
•the exercise of up to 8,054 shares of common stock underlying stock options; and
•the vesting and sale of up to 69,570.125 shares of common stock underlying performance share units; in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earlier of the date all the shares under the plan are sold and May 1, 2025.
On December 13, 2024, Amit Dhingra, our Executive Vice President and Chief Enterprise Payments Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Dhingra’s plan is for the sale of up to 15,000 shares of common stock in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earlier of the date all the shares under the plan are sold and January 16, 2026.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
162 Huntington Bancshares Incorporated

PART III
We refer in Part III of this report to relevant sections of our 2025 Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2024 fiscal year. Portions of our 2025 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers, and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Our Executive Officers, Family Relationships, Delinquent Section 16(a) Reports, Codes of Ethics, Proposals by Shareholders for the 2026 Annual Meeting, Recommendations for Directorship, and Board Committee Information of our 2025 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers and Compensation of Directors of our 2025 Proxy Statement, which is incorporated by reference into this item.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2024.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2)(3) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5) (c)
Equity compensation plans approved by security holders	35,649,066	$12.77	37,914,765
Equity compensation plans not approved by security holders	—	—	—
Total	35,649,066	$12.77	37,914,765
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
(3)As of December 31, 2024, an additional 438,574 common shares, at a weighted-average exercise price of $11.46, are to be issued upon exercise or vesting under the TCF Incentive Plan, which was assumed in the acquisition of TCF, is no longer active, and for which Huntington has not reserved the right to make subsequent grants or awards.
(4)The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock awards, restricted stock units and performance share units and unreleased deferred share units as these awards do not have an exercise price.
(5)The number of shares in this column (c) reflects the number of shares remaining available for future issuance under Huntington’s 2024 Plan, excluding shares reflected in column (a). The number of shares in this column (c) does not include shares of common stock to be issued under the following compensation plans: the Executive Deferred Compensation Plan, which provides senior officers designated by the Human Resources and Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 90% of long-term incentive awards; the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares; the Deferred Compensation for Huntington Bancshares Incorporated Directors under which directors may defer their director compensation and such amounts may be invested in shares of common stock; and the Deferred Compensation Plan for directors (now inactive) under which directors of selected subsidiaries may defer their director compensation and such amounts may be invested in shares of Huntington common stock. These plans do not contain a limit on the number of shares that may be issued under them.
The information related to Item 403 of Regulation S-K is set forth under the caption Ownership of Voting Stock of our 2025 Proxy Statement, which is incorporated by reference into this item.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Review, Approval, or Ratification of Transactions with Related Persons and Independence of Directors of our 2025 Proxy Statement, which are incorporated by reference into this item.
2024 Form 10-K 163

Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption Audit Matters of our 2025 Proxy Statement which is incorporated by reference into this item.

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
164 Huntington Bancshares Incorporated

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of December 13, 2020, by and between Huntington Bancshares Incorporated and TCF Financial Corporation	Current Report on Form 8-K dated December 17, 2020.	001-34073	2.1
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.7	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
3.9	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023	Current Report on Form 8-K dated July 19, 2023	001-34073	3.2
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 17, 2024	Current Report on Form 8-K dated July 19, 2024	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
4.2	Description of Securities
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2(P)	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.3	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.4	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.5	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.6	* Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.3
10.7	* Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.8	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
2024 Form 10-K 165

10.9	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.10	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
10.11	* Form of 2014 Stock Option Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.2
10.12	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.3
10.13	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.4
10.14	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	001-34073	10.5
10.15	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.16	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.17	*Form of 2015 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.2
10.18	*Form of 2015 Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	001-34073	10.3
10.19	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	001-34073	10.1
10.20	* Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.21	* First Amendment to the 2015 Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.22	*Huntington Bancshares Incorporated Amended and Restated 2018 Long-Term Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.22
10.23	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.24	*Form of 2018 Restricted Stock Unit Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.3
10.25	*Executive Deferred Compensation Plan, amended as of January 18, 2022.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.25
10.26	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018.	001-34073	10.40
10.27	Transition Agreement dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough	Current Report on Form 8-K, dated May 13, 2019.	001-34073	10.1
10.28	*Second Amendment to Huntington Supplemental 401(k) Plan dated October 22, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.1
10.29	*First Amendment to The Huntington National Bank Supplemental Retirement Income Plan dated October 23, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.2
10.30	*Management Incentive Plan effective for Plan Years Beginning On or After January 1, 2020.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-34073	10.1
10.31	*Letter Agreement dated December 13, 2020, by and between Huntington Bancshares Incorporated and Gary Torgow.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.31
10.32	*Letter Agreement dated February 2, 2021, by and between Huntington Bancshares Incorporated and Michael Jones.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.32
10.33	*Letter Agreement dated February 4, 2021, by and between Huntington Bancshares Incorporated and Thomas C. Shafer.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.33
10.34	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(d)
10.35	*Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(e)
10.36	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Time-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(i)
10.37	*Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Performance-Based Restricted Stock Units.	TCF Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-39009	10(j)
10.38	*Amended and Restated TCF Financial 2015 Omnibus Incentive Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2018.	001-10253	10.1
10.39	*Stock Incentive Plan of 2019.	TCF Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.	001-39009	A
166 Huntington Bancshares Incorporated

10.40	*TCF 401K Supplemental Plan, as amended and restated effective January 1, 2020.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(qq)
10.41	*TCF Employees Omnibus Deferred Compensation Plan, as restated effective April 15, 2019.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(rr)
10.42	*Rabbi Trust Agreement for TCF Employees Omnibus Deferred Compensation Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(ss)
10.43	*Form of 2022 Restricted Stock Unit Agreement	Annual Report on Form 10-K for year ended December 31, 2022.	001-34073	10.43
10.44	*Separation Agreement dated August 7, 2023 by and between The Huntington National Bank and Sandra E. Pierce.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.	001-34073	10.1
10.45	*Amendment to Executive Deferred Compensation Plan, dated April 28, 2023	Annual Report on Form 10-K for the year ended December 31, 2023	001-34073	10.45
10.46	Separation Agreement dated January 19,2024 by and between The Huntington National Bank and Julie Tutkovics	Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	001-34073	10.1
10.47	Huntington Bancshares Incorporated 2024 Long-Term Incentive Plan	Current Report on Form 8-K dated April 17, 2024	001-34073	10.1
10.48	Letter Agreement dated May 31, 2024, by and between Huntington Bancshares Incorporated and Gary Torgow	Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	001-34073	10.2
14.1(P)
Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 31, 2023 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003, and revised on October 17, 2023, are available on our website at http://www.huntington.com/About-Us/corporate-governance

19	Insider Trading Policy
21.1	Subsidiaries of the Registrant
22	Subsidiary Issuers of Guaranteed Securities
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
97	Financial Restatement Recoupment Policy	Annual Report on Form 10-K for the year ended December 31, 2023	001-34073	97
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2024, formatted in Inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
	* Denotes management contract or compensatory plan or arrangement.

2024 Form 10-K 167

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th Day of February, 2025.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Zachary Wasserman
	Stephen D. Steinour		Zachary Wasserman
	Chairman, President, Chief Executive		Senior Executive Vice President, Chief Financial
	Officer, and Director (Principal Executive Officer)		Officer (Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th Day of February, 2025.

Alanna Y. Cotton *
Alanna Y. Cotton
Director

Ann B. Crane *
Ann B. Crane
Director

Rafael Andres Diaz-Granados *
Rafael Andres Diaz-Granados
Director

Gina D. France *
Gina D. France
Director

J. Michael Hochschwender *
J. Michael Hochschwender
Director

John C. Inglis *
John C. Inglis
Director

168 Huntington Bancshares Incorporated

Richard H. King *
Richard H. King
Director

Katherine M.A. Kline *
Katherine M.A. Kline
Director

Richard W. Neu *
Richard W. Neu
Director

Kenneth J. Phelan *
Kenneth J. Phelan
Director

David L. Porteous *
David L. Porteous
Director

Teresa H. Shea *
Teresa H. Shea
Director

Roger J. Sit *
Roger J. Sit
Director

Jeffrey L. Tate *
Jeffrey L. Tate
Director

Gary Torgow *
Gary Torgow
Director

*/s/ Marcy C. Hingst
Marcy C. Hingst
Attorney-in-fact for each of the persons indicated
2024 Form 10-K 169