Form 10-Q
period 2025-03-31
HUNTINGTON BANCSHARES INC /MD/
filed 2025-04-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,456,811,621 shares of the registrant’s common stock ($0.01 par value) outstanding on March 31, 2025.

HUNTINGTON BANCSHARES INCORPORATED
2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
Board	Board of Directors
C&I	Commercial and Industrial
CDS	Credit Default Swap
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Bureau of Consumer Financial Protection
CLN	Credit Linked Note
CME	Chicago Mercantile Exchange
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EOP	End of Period
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HPI	House Price Index
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
2025 1Q Form 10-Q 3

NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
RV	Recreational Vehicle
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To Be Announced
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking and financial services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of March 31, 2025, our 968 full-service branches and private client group offices are located in Ohio, Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, West Virginia, and Wisconsin. We also maintain a local banking presence in Texas, along with conducting select financial services and other activities in other states.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. This MD&A provides only material updates to the MD&A included in our 2024 Annual Report on Form 10-K, and therefore, should be read in conjunction with that report. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report.
EXECUTIVE OVERVIEW
Reporting Update
During the fourth quarter of 2024, we updated the presentation of our reported deposit categories to align more closely with how we strategically manage our business. As a result, we now report our deposit composition in the following categories: (1) demand deposits - noninterest bearing, (2) demand deposits - interest bearing, (3) money market, (4) savings, and (5) time deposits. Prior period results have been adjusted to conform to the current presentation.
2025 1Q Form 10-Q 5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
(amounts in millions, except per share data)	March 31, 2025	March 31, 2024	Change
			Amount	Percent
Interest income	$2,489	$2,380	$109	5%
Interest expense	1,063	1,093	(30)	(3)
Net interest income	1,426	1,287	139	11
Provision for credit losses	115	107	8	7
Net interest income after provision for credit losses	1,311	1,180	131	11
Noninterest income	494	467	27	6
Noninterest expense	1,152	1,137	15	1
Income before income taxes	653	510	143	28
Provision for income taxes	122	86	36	42
Income after income taxes	531	424	107	25
Income attributable to non-controlling interest	4	5	(1)	(20)
Net income attributable to Huntington	527	419	108	26
Dividends on preferred shares	27	36	(9)	(25)
Net income applicable to common shares	$500	$383	$117	31%
Average common shares—basic	1,454	1,448	6	—%
Average common shares—diluted	1,482	1,473	9	1
Net income per common share—basic	$0.34	$0.26	$0.08	31
Net income per common share—diluted	0.34	0.26	0.08	31
Cash dividends declared per common share	0.155	0.155	—	—
Return on average total assets	1.04%	0.89%
Return on average common shareholders’ equity	11.3	9.2
Return on average tangible common shareholders’ equity (1)	16.7	14.2
Net interest margin (2)	3.10	3.01
Efficiency ratio (3)	58.9	63.7
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,426	$1,287	$139	11%
FTE adjustment (2)	15	13	2	15
Net interest income, FTE (non-GAAP) (2)	1,441	1,300	141	11
Noninterest income	494	467	27	6
Total revenue, FTE (non-GAAP) (2)	$1,935	$1,767	$168	10%
(1)Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred taxes and calculated assuming a 21% tax rate.
(2)On an FTE basis assuming a 21% tax rate.
(3)Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.
6 Huntington Bancshares Incorporated

Summary of 2025 First Quarter Results Compared to 2024 First Quarter
For the first quarter of 2025, we reported net income of $527 million, or $0.34 per diluted common share, compared with $419 million, or $0.26 per diluted common share, in the year-ago quarter. The first quarter of 2025 reported net income was negatively impacted by $3 million, or $2 million after tax, of expense attributable to the FDIC DIF special assessment. The year-ago quarter reported net income was negatively impacted by additional expense attributable to the FDIC DIF special assessment totaling $32 million, or $25 million after tax ($0.02 per common share), and $7 million, or $5 million after tax, of expense from staffing efficiencies.
Net interest income was $1.4 billion for the first quarter of 2025, an increase of $139 million, or 11%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $141 million, or 11%, from the year-ago quarter. The increase in FTE net interest income primarily reflected a $14.5 billion, or 8%, increase in average earning assets and a 9 basis point increase in the FTE NIM to 3.10%, partially offset by a $15.1 billion, or 11%, increase in average interest-bearing liabilities. The NIM increase was primarily due to a decrease in cost of funding, the impact of hedging, and the benefit of higher interest recoveries and other activity, partially offset by a decrease in yields on interest earning assets.
The provision for credit losses increased $8 million, or 7%, from the year-ago quarter to $115 million in the first quarter of 2025. The ACL increased $63 million from the year-ago quarter to $2.5 billion, or 1.87% of total loans and leases, in the first quarter of 2025, compared to $2.4 billion, or 1.97% of total loans and leases, for the year-ago quarter.
Noninterest income was $494 million, an increase of $27 million, or 6%, from the year-ago quarter, primarily due to increases in wealth and asset management revenue and capital markets and advisory fees. Noninterest expense was $1.2 billion, an increase of $15 million, or 1%, from the year-ago quarter, primarily due to higher personnel costs that were partially offset by lower deposit and other insurance expense.
Consolidated Balance Sheet and Capital Ratios as of March 31, 2025 Compared to Prior Year End
Total assets at March 31, 2025 were $209.6 billion, an increase of $5.4 billion, or 3%, compared to December 31, 2024. The increase in total assets was primarily driven by increases in interest-earning deposits with banks of $2.7 billion, or 23%, and loans and leases of $2.5 billion, or 2%. Total liabilities at March 31, 2025 were $189.1 billion, an increase of $4.7 billion, or 3%, compared to December 31, 2024. The increase in total liabilities was primarily driven by increases in total deposits of $2.9 billion, or 2%, and long-term debt of $1.7 billion, or 11%.
The tangible common equity to tangible assets ratio increased to 6.3% at March 31, 2025, compared to 6.1% at December 31, 2024, primarily due to an improvement in AOCI driven by changes in interest rates, and an increase in tangible common equity from current period earnings, net of dividends, partially offset by an increase in tangible assets. The CET1 risk-based capital ratio was 10.6% at March 31, 2025, compared to 10.5% at December 31, 2024. The increase in our CET1 risk-based capital ratio was primarily due to current period earnings, net of dividends, partially offset by the CECL transition adjustment and an increase in risk-weighted assets. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of a first quarter 2025 CLN transaction.
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
•Leverage our regional banking model and national franchise to drive scale, growth, and expansion;
•Anticipate evolving customer needs to drive profitable growth;
•Maintain positive operating leverage and execute disciplined capital management; and
•Provide stability and resilience through disciplined risk management, while maintaining an aggregate moderate-to-low risk appetite.
2025 1Q Form 10-Q 7

Our quarterly results reflect continued execution of our growth strategy and leveraging the strength of our balance sheet, highlighted by growth in loan and deposit balances, expansion of our net interest income, and continued strong performance in fee revenue. We have continued our disciplined approach to managing credit quality consistent with our aggregate moderate-to-low risk appetite. We remain focused on delivering profitable growth and driving value for our shareholders and believe Huntington is well positioned to manage through the evolving economic outlook.
Economy
We are entering a period of heightened economic uncertainty as markets have been adjusting to changes in tariff policies. Through the 2025 first quarter, the Federal Reserve has held rates steady as inflation remains above its 2% target. Tariffs have the potential to increase inflation, and it is unknown if that would be a transitory or longer lasting impact. On the national employment side, the data has held up well, although unemployment has ticked up modestly to 4.2%. Federal Reserve speakers, including Chairman Powell, have stated they can be patient at current inflation and unemployment levels to see how policy changes start to impact the data.
Economic data remains mixed. Manufacturing continues to contract while the services sector expands, albeit at a slower pace than the previous two quarters. U.S. consumer spending appears to be slowing down. Focusing on backwards looking data, there are signs of a slowdown. Coupling that with forward looking expectations based on the uncertainty from tariffs, more economists are expecting the U.S. to enter a recession in the back half of 2025. The severity of the recession is likely dependent on tariff rates and a potential trade war escalation.
Other Recent Developments
On April 17, 2025, the Federal Reserve issued a notice of proposed rulemaking to amend its capital planning and stress testing framework applicable to large banking organizations, including Huntington. The proposal would average stress test results over two consecutive years to reduce volatility in the SCB requirement that results from the stress test. The proposal would also modify the annual effective date of the SCB requirement from October 1 to January 1 of the following year to provide banking organizations with additional time to incorporate the results of the stress test into capital planning and management. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company if adopted as proposed.
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

8 Huntington Bancshares Incorporated

Average Balance Sheet / Net Interest Income
The following table details the change in our average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin Analysis
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average	Interest Income/Expense	Yield/	Average	Interest Income/Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,632	$129	4.45%	$9,761	$134	5.50%	$1,871	19%
Securities:
Trading account securities	487	4	3.67	133	2	5.15	354	NM
Available-for-sale securities:
Taxable	24,245	287	4.73	22,515	296	5.26	1,730	8
Tax-exempt	3,254	42	5.22	2,676	34	5.05	578	22
Total available-for-sale securities	27,499	329	4.79	25,191	330	5.24	2,308	9
Held-to-maturity securities—taxable	16,358	108	2.64	15,567	95	2.44	791	5
Other securities	877	12	5.28	724	9	5.23	153	21
Total securities	45,221	453	4.01	41,615	436	4.19	3,606	9
Loans held for sale	584	9	6.48	458	7	6.51	126	28
Loans and leases: (3)
Commercial:
Commercial and industrial	57,555	873	6.07	50,625	801	6.26	6,930	14
Commercial real estate	11,021	185	6.72	12,563	240	7.56	(1,542)	(12)
Lease financing	5,476	89	6.49	5,081	79	6.13	395	8
Total commercial	74,052	1,147	6.19	68,269	1,120	6.49	5,783	8
Consumer:
Residential mortgage	24,299	250	4.11	23,710	227	3.83	589	2
Automobile	14,665	207	5.71	12,553	158	5.05	2,112	17
Home equity	10,123	183	7.33	10,072	195	7.77	51	1
RV and marine	5,951	78	5.34	5,892	74	5.04	59	1
Other consumer	1,772	48	11.01	1,434	42	11.91	338	24
Total consumer	56,810	766	5.44	53,661	696	5.20	3,149	6
Total loans and leases	130,862	1,913	5.87	121,930	1,816	5.92	8,932	7
Total earning assets	188,299	2,504	5.39	173,764	2,393	5.54	14,535	8
Cash and due from banks	1,404			1,493			(89)	(6)
Goodwill and other intangible assets	5,651			5,697			(46)	(1)
All other assets	9,733			9,352			381	4
Total assets	$205,087			$190,306			$14,781	8%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$43,582	$205	1.91%	$38,488	$200	2.09%	$5,094	13%
Money market deposits	60,213	458	3.08	51,310	481	3.77	8,903	17
Savings deposits	14,866	7	0.20	15,625	2	0.04	(759)	(5)
Time deposits	13,993	140	4.06	15,395	174	4.55	(1,402)	(9)
Total interest-bearing deposits	132,654	810	2.48	120,818	857	2.85	11,836	10
Short-term borrowings	1,439	14	3.87	1,300	19	5.95	139	11
Long-term debt	16,901	239	5.68	13,777	217	6.30	3,124	23
Total interest-bearing liabilities	150,994	1,063	2.86	135,895	1,093	3.23	15,099	11
Demand deposits—noninterest-bearing	28,946			29,910			(964)	(3)
All other liabilities	5,102			5,239			(137)	(3)
Total liabilities	185,042			171,044			13,998	8
Total Huntington shareholders’ equity	19,997			19,213			784	4
Non-controlling interest	48			49			(1)	(2)
Total equity	20,045			19,262			783	4
Total liabilities and equity	$205,087			$190,306			$14,781	8%
Net interest rate spread			2.53			2.31
Impact of noninterest-bearing funds on NIM			0.57			0.70
NII/NIM (FTE)		$1,441	3.10%		$1,300	3.01%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2025 1Q Form 10-Q 9

Quarterly Net Interest Income
Net interest income for the first quarter of 2025 increased $139 million, or 11%, from the first quarter of 2024. FTE net interest income, a non-GAAP financial measure, for the first quarter of 2025 increased $141 million, or 11%, from the first quarter of 2024. The increase in FTE net interest income primarily reflects a $14.5 billion, or 8%, increase in average earning assets and a 9 basis point increase in the FTE NIM to 3.10%, partially offset by a $15.1 billion, or 11%, increase in average interest-bearing liabilities. The higher NIM was driven by lower cost of funds, the impact of hedging, and the benefit of higher interest recoveries and other activity, partially offset by a decrease in yields on earning assets.
Quarterly Average Balance Sheet
Average assets for the first quarter of 2025 were $205.1 billion, an increase of $14.8 billion, or 8%, from the first quarter of 2024, primarily due to increases in average loans and leases of $8.9 billion, or 7%, average total securities of $3.6 billion, or 9%, and average interest-earning deposits with banks of $1.9 billion, or 19%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $5.8 billion, or 8%, and average consumer loans of $3.1 billion, or 6%.
Average liabilities for the first quarter of 2025 increased $14.0 billion, or 8%, from the first quarter of 2024, primarily due to increases in average deposits of $10.9 billion, or 7%, and in total borrowings of $3.3 billion, or 22%. Average deposits increased due to an increase in average interest-bearing deposits of $11.8 billion, or 10%, partially offset by a decrease in noninterest-bearing deposits of $1.0 billion, or 3%. The increase in average interest-bearing deposits was primarily due to increases in average money market and interest-bearing demand deposits, partially offset by decreases in average time and savings deposits. The increase in average total borrowings was driven by an increase in long-term FHLB advances used to support asset growth, the first quarter 2024 auto loan securitization, and CLN transactions.
Average shareholders’ equity for the first quarter of 2025 increased $784 million, or 4%, from the first quarter of 2024, primarily due to earnings, net of dividends, and the benefit from a decrease in average accumulated other comprehensive loss driven by changes in the interest rate environment, partially offset by the fourth quarter 2024 redemption of series E preferred stock.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the first quarter of 2025 was $115 million, an increase of $8 million, or 7%, compared to the first quarter of 2024.
The following table presents the components of the provision for credit losses.

Table 3 - Provision for Credit Losses
	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Provision for loan and lease losses	$105	$117
Provision (benefit) for unfunded lending commitments	13	(10)
Provision (benefit) for securities	(3)	—
Total provision for credit losses	$115	$107
10 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 4 - Noninterest Income
	Three Months Ended
	March 31,	March 31,	Change
(dollar amounts in millions)	2025	2024	Percent
Payments and cash management revenue	$155	$146	6%
Wealth and asset management revenue	101	88	15
Customer deposit and loan fees	86	77	12
Capital markets and advisory fees	67	56	20
Mortgage banking income	31	31	—
Leasing revenue	14	22	(36)
Insurance income	20	19	5
Other noninterest income	20	28	(29)
Total noninterest income	$494	$467	6%
Noninterest income for the first quarter of 2025 was $494 million, an increase of $27 million, or 6%, from the year-ago quarter. Wealth and asset management revenue increased $13 million, or 15%, primarily due to increases in trust and management account fees. Capital markets and advisory fees increased $11 million, or 20%, primarily due to commercial loan production related capital market activities.
Noninterest Expense
The following table reflects noninterest expense for each of the periods presented.

Table 5 - Noninterest Expense
	Three Months Ended
	March 31,	March 31,	Change
(dollar amounts in millions)	2025	2024	Percent
Personnel costs	$671	$639	5%
Outside data processing and other services	170	166	2
Equipment	67	70	(4)
Net occupancy	65	57	14
Marketing	29	28	4
Deposit and other insurance expense	37	54	(31)
Professional services	22	25	(12)
Amortization of intangibles	11	12	(8)
Lease financing equipment depreciation	4	4	—
Other noninterest expense	76	82	(7)
Total noninterest expense	$1,152	$1,137	1%
Number of employees (average full-time equivalent)	20,092	19,719	2%
Noninterest expense for the first quarter of 2025 was $1.2 billion, an increase of $15 million, or 1%, from the year-ago quarter. Personnel costs increased $32 million, or 5%, primarily due to higher incentive compensation and salary expense. Partially offsetting this increase, deposit and other insurance expense decreased $17 million, or 31%, primarily due to a $29 million expense reduction attributable to the FDIC DIF special assessment, partially offset by non-recurring adjustments to FDIC insurance expense.
2025 1Q Form 10-Q 11

Provision for Income Taxes
The provision for income taxes in the first quarter of 2025 was $122 million, compared to $86 million in the first quarter of 2024. Both periods included the benefits from general business credits, tax-exempt income, tax-exempt bank-owned life insurance income, and investments in qualified affordable housing projects. The effective tax rate for the first quarter of 2025 and first quarter of 2024 was 18.6% and 16.8%, respectively. The increases in both the provision for income taxes and effective tax rate in the first quarter of 2025, compared to the first quarter of 2024, related primarily to higher pretax income and lower discrete tax benefits.
The net federal deferred tax asset was $598 million, and the net state deferred tax asset was $91 million at March 31, 2025.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2019. The 2020-2023 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2020.
RISK MANAGEMENT
Our Risk Governance Framework and Risk Appetite Statement are foundational to our risk management program. The Risk Governance Framework defines the three lines of defense structure, roles, responsibilities, and requirements. The Risk Appetite Statement is approved by our Board and defines the level and types of risks we are willing to assume to achieve our corporate objectives through defined risk limits for the seven key risk categories to which we are exposed: credit, market, liquidity, operational, compliance, strategic, and reputation. More information on our risk management can be found in Item 1A Risk Factors, the Risk Factors section included in Item 1A of our 2024 Annual Report on Form 10-K, and subsequent filings with the SEC. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2024 Annual Report on Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. A number of other products expose the Company to credit risk, including investment securities and derivatives. The credit exposure of our derivatives is limited to the aggregate sum of net asset values with counterparties in which we are in a net asset position. Potential credit losses are mitigated by derivatives through central clearing parties, careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions.
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
12 Huntington Bancshares Incorporated

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2024 Annual Report on Form 10-K for a description of each portfolio segment.
At March 31, 2025, our loans and leases totaled $132.5 billion, representing a $2.5 billion, or 2%, increase compared to $130.0 billion at December 31, 2024.
The table below provides the composition of our total loan and lease portfolio.

Table 6 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At March 31, 2025		At December 31, 2024
Commercial:
Commercial and industrial	$58,948	45%	$56,809	43%
Commercial real estate	10,968	8	11,078	9
Lease financing	5,451	4	5,454	4
Total commercial	75,367	57	73,341	56
Consumer:
Residential mortgage	24,369	19	24,242	19
Automobile	14,877	11	14,564	11
Home equity	10,130	8	10,142	8
RV and marine	5,939	4	5,982	5
Other consumer	1,823	1	1,771	1
Total consumer	57,138	43	56,701	44
Total loans and leases	$132,505	100%	$130,042	100%
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
2025 1Q Form 10-Q 13

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2024 are consistent with the portfolio growth metrics.

Table 7 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At March 31, 2025		At December 31, 2024
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,435	12%	$15,242	12%
Retail trade (2)	11,903	9	11,864	9
Manufacturing	7,550	6	7,261	6
Finance and insurance (1)	6,878	5	6,589	5
Health care and social assistance (1)	5,441	4	5,295	4
Wholesale trade	5,416	4	4,904	4
Transportation and warehousing	3,241	3	3,324	3
Accommodation and food services	3,210	2	3,226	2
Utilities	2,357	2	2,406	2
Other Services	2,237	2	1,962	2
Professional, scientific, and technical services	2,156	2	2,053	2
Construction	2,030	2	1,890	1
Arts, entertainment, and recreation	1,752	1	1,646	1
Admin./support/waste mgmt. and remediation services	1,706	1	1,681	1
Information (1)	1,648	1	1,647	1
Public administration	754	1	705	1
Educational services	571	—	539	—
Agriculture, forestry, fishing, and hunting	460	—	478	—
Management of companies and enterprises	240	—	251	—
Mining, quarrying, and oil and gas extraction	230	—	237	—
Unclassified/other	152	—	141	—
Total commercial loans and leases by industry category	75,367	57	73,341	56
Residential mortgage	24,369	19	24,242	19
Automobile	14,877	11	14,564	11
Home equity	10,130	8	10,142	8
RV and marine	5,939	4	5,982	5
Other consumer loans	1,823	1	1,771	1
Total loans and leases	$132,505	100%	$130,042	100%
(1)     Includes non-real estate secured commercial loans to REITs, which are classified in the C&I loan category.
(2)    Amounts include $3.9 billion and $4.2 billion of auto dealer services loans at March 31, 2025 and December 31, 2024, respectively.
The following tables present our commercial real estate portfolio by property-type and geographic location.

Table 8 - Commercial Real Estate Portfolio by Property-type
	At March 31, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Property-Type	% of Total Loans and Leases	Amount by Property-Type	% of Total Loans and Leases
Multi-family	$4,290	3%	$4,426	3%
Warehouse/Industrial	1,680	1	1,604	2
Retail	1,591	1	1,477	1
Office	1,553	1	1,559	1
Hotel	793	1	817	1
Other	1,061	1	1,195	1
Total commercial real estate loans and leases	$10,968	8%	$11,078	9%
14 Huntington Bancshares Incorporated

Table 9 - Commercial Real Estate Portfolio by Geographic Location
	At March 31, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE Loans and Leases	Amount by Location (1)	% of Total CRE Loans and Leases
Michigan	$2,068	19%	$2,148	19%
Ohio	1,949	18	1,938	17
Florida	968	9	1,064	10
Illinois	738	7	683	6
Texas	478	4	476	4
Pennsylvania	426	4	426	4
Colorado	417	4	362	3
Minnesota	393	4	413	4
California	374	3	387	3
Wisconsin	371	3	342	3
Other	2,786	25	2,839	27
Total commercial real estate loans and leases	$10,968	100%	$11,078	100%
(1)    Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $11.0 billion at March 31, 2025, a decrease of $110 million, or 1%, compared to December 31, 2024. The CRE portfolio had an associated allowance coverage of 4.0% and 4.3% at March 31, 2025 and December 31, 2024, respectively.
With declines in demand and property values of office space across the country, the office sector continues to be an area of uncertainty. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.6 billion, or 1% of total loans and leases, at both March 31, 2025 and December 31, 2024. We have established ACL reserves of approximately 11% for our CRE office portfolio at both March 31, 2025 and December 31, 2024. As of March 31, 2025, there was $15 million of outstanding balances in the office portfolio that were 30 or more days past due.
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
Credit quality performance in the first quarter of 2025 reflected NCOs of $86 million, or 0.26% of average total loans and leases, annualized, a decrease of $6 million, compared to $92 million, or 0.30%, in the year-ago quarter. The decrease reflects an $11 million decrease in commercial NCOs to $44 million, partially offset by a $5 million increase in consumer NCOs to $42 million in the first quarter of 2025. NPAs decreased from December 31, 2024 by $18 million, or 2%, primarily driven by a $44 million decrease in commercial and industrial NALs, partially offset by a $17 million increase in other NPAs.
2025 1Q Form 10-Q 15

NALs and NPAs
The following table presents the detail of our NALs and NPAs.

Table 10 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Nonaccrual loans and leases (NALs):
Commercial and industrial	$413	$457
Commercial real estate	118	118
Lease financing	11	10
Residential mortgage	90	83
Automobile	4	6
Home equity	110	107
RV and marine	2	2
Total nonaccrual loans and leases	748	783
Other real estate, net	8	8
Other NPAs (1)	48	31
Total nonperforming assets	$804	$822
Nonaccrual loans and leases as a % of total loans and leases	0.56%	0.60%
NPA ratio (2)	0.61	0.63
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)    Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
ACL
Our ACL is comprised of two different components, the ALLL and the AULC, both of which in our judgment are appropriate to absorb lifetime expected credit losses in our loan and lease portfolio. We utilize an independent third-party baseline forecast that projects future economic conditions and considers multiple macroeconomic scenarios. These macroeconomic scenarios contain certain variables that are influential to our modeling process, the most significant being unemployment rates and GDP.
The baseline scenario used in the March 31, 2025 ACL determination assumes the labor market has softened with the unemployment rate forecasted to remain at 4.1% throughout 2025 before marginally increasing to 4.2% in 2026. The Federal Reserve is projected to continue a cycle of rate cuts that started in September 2024, with further cuts forecast for the second half of 2025 and throughout 2026 until reaching a federal funds rate of 3% by the end of 2026. Inflation is forecast to be 2.8% for the first quarter of 2025 and is expected to remain at similar levels throughout 2025 before approaching 2.5% by the end of 2026. GDP is forecast to decline from the estimated first quarter 2025 level of 2.5%, ending the fourth quarter of 2025 at 1.6% before marginally improving to 1.9% by the end of 2026.
The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2024.

Table 11 - Forecasted Key Macroeconomic Variables
	2024	2025		2026
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2024	4.2%	4.1%	4.1%	4.0%	4.0%
1Q 2025	N/A	4.1	4.1	4.2	4.2
Gross Domestic Product (1)
4Q 2024	2.0%	2.1%	2.1%	1.9%	2.2%
1Q 2025	N/A	1.8	1.6	1.7	1.9
(1)    Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
16 Huntington Bancshares Incorporated

Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, the impacts of U.S. trade policies, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflect a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact that specific challenges will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2025 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profiles the Company maintains at March 31, 2025 relate to business banking loans within the C&I portfolio and office loans within the CRE portfolio. The business banking risk profile addresses a modestly upward trend in default rates resulting from higher interest rates and inflationary impacts on business banking customers. The office portfolio risk profile addresses concerns relating to higher interest rates, upcoming maturities, falling property values, and uncertainty about demand for office space.
Our ACL evaluation process includes the on-going assessment of credit quality metrics and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ACL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL.

Table 12 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At March 31, 2025			At December 31, 2024
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$1,017	44%	45%	$947	42%	43%
Commercial real estate	443	20	8	473	21	9
Lease financing	60	3	4	64	3	4
Total commercial	1,520	67	57	1,484	66	56
Consumer
Residential mortgage	199	9	19	205	9	19
Automobile	150	7	11	145	6	11
Home equity	140	6	8	148	7	8
RV and marine	146	6	4	150	7	5
Other consumer	108	5	1	112	5	1
Total consumer	743	33	43	760	34	44
Total ALLL	2,263			2,244
AULC	215			202
Total ACL	$2,478			$2,446
Total ALLL as a % of
Total loans and leases	1.71%			1.73%
Nonaccrual loans and leases	302			286
NPAs	281			273
Total ACL as % of
Total loans and leases	1.87%			1.88%
Nonaccrual loans and leases	331			312
NPAs	308			297
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
2025 1Q Form 10-Q 17

At March 31, 2025, the ACL was $2.5 billion, or 1.87% of total loans and leases, compared to $2.4 billion, or 1.88%, at December 31, 2024. The increase in the total ACL was driven by loan and lease growth, partially offset by a slight reduction in the ACL coverage ratio. The ACL coverage ratio at March 31, 2025 is reflective of the current macro-economic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
NCOs
The table below reflects NCO detail.

Table 13 - Net Charge-off Analysis
	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$48	$42
Commercial real estate	(8)	13
Lease financing	4	—
Total commercial	44	55
Consumer:
Residential mortgage	—	—
Automobile	13	9
Home equity	—	—
RV and marine	7	5
Other consumer	22	23
Total consumer	42	37
Total net charge-offs	$86	$92
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.33%	0.33%
Commercial real estate	(0.26)	0.41
Lease financing	0.33	0.01
Total commercial	0.24	0.32
Consumer:
Residential mortgage	—	—
Automobile	0.35	0.27
Home equity	—	0.01
RV and marine	0.45	0.36
Other consumer	4.89	6.39
Total consumer	0.29	0.28
Net charge-offs as a % of average loans and leases	0.26%	0.30%
NCOs were an annualized 0.26% of average loans and leases in the first quarter of 2025, down from 0.30% in the year-ago quarter, largely due to the net recoveries in commercial real estate loans. NCOs for commercial loans and leases were lower, with annualized commercial loan and lease NCOs of 0.24% in the first quarter of 2025, compared to 0.32% in the year-ago quarter. Annualized consumer loan NCOs of 0.29% in the first quarter of 2025, increased slightly compared to 0.28% in the year-ago quarter.
18 Huntington Bancshares Incorporated

Market Risk
Market risk refers to potential losses arising from changes in interest rates, credit spreads, foreign exchange rates, equity prices, and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces market risk. We are exposed primarily to interest rate risk as a result of offering a wide array of financial products to our customers, and secondarily to price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions, equity investments, and investments in securities backed by mortgage loans.
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
In measuring the financial risks associated with interest rate sensitivity in our balance sheet, we compare a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward rates reflect the market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios, which are immediate parallel rate shifts, and “ramp” scenarios, where the parallel shift is applied gradually over the first 12 months of the forecast on a pro-rata basis. In both shock and ramp scenarios with falling rates, we presume that market rates will not go below 0%. The scenarios include all executed interest rate risk hedging activities. Forward-starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest-bearing deposits on our total deposit beta. Following the start of the current falling rate cycle, which began in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) was 37%.
We use two approaches to model interest rate risk: Net interest income at risk (NII at Risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a wide range of interest rate scenarios, including instantaneous and gradual, as well as parallel and non-parallel changes in interest rates. The NII at Risk results included in the table below presents select gradual “ramp” -200, -100, +100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.

Table 14 - Net Interest Income at Risk
	At March 31, 2025			December 31, 2024
	Federal Funds Rate			Federal Funds Rate
Basis point change scenario	Starting Point	Month 12 (1)	NII at Risk (%)	Starting Point	Month 12 (1)	NII at Risk (%)
+200	4.50%	5.50%	1.6%	4.50%	6.00%	2.0%
+100	4.50	4.50	0.5	4.50	5.00	0.8
Base	4.50	3.50	—	4.50	4.00	—
-100	4.50	2.50	-0.5	4.50	3.00	-0.5
-200	4.50	1.50	-1.4	4.50	2.00	-1.3
(1)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset sensitive at both March 31, 2025, and December 31, 2024. The primary drivers to the change in sensitivity from December 31, 2024 include current and projected balance sheet composition over the simulation horizon and market rates.
2025 1Q Form 10-Q 19

EVE at Risk is used by management to measure the impact of interest rate changes on the net present value of assets and liabilities, including derivative exposures, using a wide range of scenarios. The EVE results included in the table below reflects select immediate -200, -100, +100 and +200 basis point parallel “shock” scenarios from the yield curve term points at the specific point in time that EVE sensitivity is measured.

Table 15 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At March 31, 2025	2.4%	2.7%	-4.5%	-10.2%
At December 31, 2024	5.9	4.3	-5.8	-12.6
The change in sensitivity from December 31, 2024 was driven primarily by market rates and changes to actual balance sheet composition.
Use of Derivatives to Manage Interest Rate Risk
An integral component of our interest rate risk management strategy is the use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. A variety of derivative financial instruments, principally interest rate swaps, swaptions, floors, forward contracts, and forward-starting interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements.
Table 16 shows all swap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rate variability may impact either the fair value of the assets and liabilities or the cash flows attributable to net interest margin. These positions are used to protect the fair value of asset and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable-rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 - “Derivative Financial Instruments” of the Notes to Unaudited Consolidated Financial Statements.
20 Huntington Bancshares Incorporated

The table below presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 16 - Information on Asset Liability Management Instruments
		Weighted-Average Maturity (years)		Weighted-Average Fixed Rate
(dollar amounts in millions)	Notional Value		Fair Value
At March 31, 2025
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,059	1.67	$299	1.38%
Pay Fixed - Receive SOFR - forward-starting (2)	928	7.21	34	2.81
Loans:
Receive Fixed - Pay SOFR	10,275	2.23	(160)	2.94
Receive Fixed - Pay SOFR - forward-starting (3)	6,025	3.96	19	3.62
Liability conversion swaps
Receive Fixed - Pay SOFR	10,017	3.22	(108)	3.40
Receive Fixed - Pay SOFR - forward-starting (3)	1,200	6.00	14	3.91
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.58	28	2.79 / 3.87
Purchased Floor Spread - SOFR forward-starting (5)	3,950	4.13	56	2.84 / 3.84
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	1.33	—	4.35
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.56	—	4.40
Total swap portfolio	$48,629		$182
At December 31, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,059	1.92	$407	1.38%
Pay Fixed - Receive SOFR - forward-starting (2)	928	7.46	45	2.81
Loans:
Receive Fixed - Pay SOFR	10,075	2.18	(255)	2.75
Receive Fixed - Pay SOFR - forward-starting (7)	7,225	4.03	(75)	3.62
Liability conversion swaps
Receive Fixed - Pay SOFR	7,272	3.24	(197)	3.30
Receive Fixed - Pay SOFR - forward-starting (7)	4,075	4.60	(56)	3.64
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.83	24	2.79 / 3.87
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	1.58	—	5.19
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.81	—	5.24
Total swap portfolio	$45,809		$(107)
(1)Amounts include interest rate swaps as fair value hedges of fixed rate investment securities using the portfolio layer method.
(2)Forward-starting swaps effective starting from April 2025 to October 2027.
(3)Forward-starting swaps effective starting from April 2025 to June 2026.
(4)The weighted-average fixed rates for floor spreads are the weighted-average strike rates for the upper and lower bounds of the instruments.
(5)Forward-starting floor spreads effective from October 2025 to May 2026.
(6)Basis swaps have variable pay and variable receive resets. Weighted-average fixed rate column represents pay rate reset.
(7)Forward-starting swaps effective starting from January 2025 to June 2026.
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs.
2025 1Q Form 10-Q 21

MSRs
(This section should be read in conjunction with Note 6 - “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Consolidated Financial Statements.)
At March 31, 2025, we had a total of $564 million of capitalized MSRs representing the right to service $33.9 billion in mortgage loans.
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
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At March 31, 2025, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
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
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in a diversified deposit base. Total deposits were $165.3 billion at March 31, 2025, compared to $162.4 billion at December 31, 2024. The $2.9 billion, or 2%, increase in total deposits, compared to December 31, 2024 was driven by increases in demand, money market, and savings deposits, partially offset by lower time deposits. Total deposits included $7.3 billion of brokered deposits primarily consisting of brokered money market balances at March 31, 2025, compared to $7.0 billion at December 31, 2024. The level of brokered deposits was below our established liquidity risk metric limits at March 31, 2025.
Insured deposits comprised approximately 71% and 69% of our total deposits at March 31, 2025 and December 31, 2024, respectively. The composition of our deposits is presented in the table below.

Table 17 - Deposit Composition

(dollar amounts in millions)	At March 31, 2025		At December 31, 2024
By type:
Demand deposits—noninterest-bearing	$30,217	18%	$29,345	18%
Demand deposits—interest-bearing	44,992	28	43,378	27
Money market deposits	61,608	37	60,730	37
Savings deposits	15,179	9	14,723	9
Time deposits	13,341	8	14,272	9
Total deposits	$165,337	100%	$162,448	100%

Total deposits (insured/uninsured):
Insured deposits	$116,980	71%	$112,394	69%
Uninsured deposits (1)	48,357	29	50,054	31
Total deposits	$165,337	100%	$162,448	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of March 31, 2025, the Bank Call Report estimated uninsured deposit balance was $52.6 billion, which includes $4.2 billion of inter-company deposits. As of December 31, 2024, the Bank Call Report estimated uninsured deposit balance was $54.6 billion, which includes $4.5 billion of inter-company deposits.
Wholesale Funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $26.0 billion at March 31, 2025, an increase of $2.4 billion compared to $23.6 billion at December 31, 2024. The increase from year end was primarily due to a $1.7 billion increase in long-term debt resulting from the issuance of $1.5 billion of senior bank notes and a $415 million CLN transaction completed during the 2025 first quarter.
2025 1Q Form 10-Q 23

Cash and Cash Equivalents and Investment Securities
Cash and cash equivalents were $15.3 billion and $12.8 billion at March 31, 2025 and December 31, 2024, respectively. The $2.5 billion increase in cash and cash equivalents was primarily due to an increase in interest-earning deposits held at the FRB to support short-term liquidity.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $44.6 billion at March 31, 2025, compared to $43.7 billion at December 31, 2024. The $937 million increase in investment securities, compared to December 31, 2024, was primarily due to an improvement in unrealized losses on available-for-sale securities and an increase in trading securities. At March 31, 2025, the duration of the investment securities portfolio, net of hedging, was 3.8 years. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below.
Bank Liquidity and Sources of Funding
Our primary source of funding for the Bank is customer deposits. At March 31, 2025, customer deposits funded 75% of total assets (119% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and investment securities, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the Bank.
The Bank maintains borrowing capacity at both the FHLB and the FRB secured by pledged loans and securities. The Bank does not consider borrowing capacity at the FRB a primary source of funding; however, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
A summary of the Bank’s primary contingent liquidity sources is presented in the following table.

Table 18 - Selected Contingent Liquidity Sources

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Unused secured borrowing capacity:
FRB	$67,235	$70,020
FHLB	15,827	15,524
Unpledged investment securities (at market value)	10,650	5,786
Interest-earning deposits held at FRB	13,712	11,162
Primary contingent liquidity sources	$107,424	$102,492
As of March 31, 2025, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $3.8 billion and $4.1 billion at March 31, 2025 and December 31, 2024, respectively.
24 Huntington Bancshares Incorporated

On April 16, 2025, our Board of Directors declared a quarterly cash dividend on our common stock of $0.155 per common share. The common stock dividend is payable on July 1, 2025, to shareholders of record on June 17, 2025. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $226 million per quarter. Additionally, on April 16, 2025, our Board of Directors declared quarterly Series B, F, G, H, and J preferred stock dividends payable on July 15, 2025 to shareholders of record on July 1, 2025. On March 31, 2025, our Board of Directors declared a quarterly dividend for the Series I preferred stock payable on June 2, 2025 to shareholders of record on May 15, 2025. Total cash demands required for preferred stock dividends are expected to be approximately $27 million per quarter.
During the first three months of 2025, the Bank paid common and preferred dividends to the parent company of $125 million and $11 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed an automatic registration statement with the SEC covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
As of March 31, 2025, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
Credit Ratings
Credit ratings represent evaluations by rating agencies based on a number of factors, including financial strength and the ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. Credit ratings are subject to change at any time. Our credit ratings impact our availability and cost of financing, as well as collateral requirements for certain derivative instruments and deposit products. A downgrade to our credit ratings could adversely affect our access to capital, increase our cost of funds, or trigger additional collateral or funding requirements.
The following table presents our credit ratings and rating agency outlooks.

Table 19 - Credit Ratings and Outlook
At March 31, 2025
	Moody’s	Standard & Poor’s	Fitch	DBRS Morningstar
Huntington Bancshares Incorporated
Senior unsecured notes	Baa1	BBB+	A-	A
Subordinated notes	Baa1	BBB	BBB+	A (low)
Commercial paper	NR	NR	F1	R-1 (low)
Ratings outlook	Stable	Stable	Stable	Stable
The Huntington National Bank
Senior unsecured notes	A3	A-	A-	A (high)
Long-term deposits	A1	NR (1)	A	A (high)
Short-term deposits	P-1	NR (1)	F1	R-1 (middle)
Ratings outlook	Stable	Stable	Stable	Stable
NR - Not Rated
(1) Standard & Poor’s does not provide a depositor rating. The Bank’s issuer credit rating is A-.
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
2025 1Q Form 10-Q 25

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
As a complement to the overall cybersecurity risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates, to ensure awareness of the risks of cybersecurity threats at all levels across the organization. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third-party services to test the effectiveness of our cybersecurity risk management framework and any such third-parties are required to comply with our policies regarding information security and confidentiality.
26 Huntington Bancshares Incorporated

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
CAPITAL
Our primary capital objective is to maintain appropriate levels of capital within our Board-approved risk appetite to support the Bank’s operations, absorb unanticipated losses and declines in asset values, and provide protection to uninsured depositors and debt holders in the event of liquidation, while also funding organic growth and providing appropriate returns to our shareholders. We manage regulatory capital and shareholders’ equity at the Bank and on a consolidated basis. We have an active program for managing capital, and we maintain a comprehensive process for assessing our overall capital adequacy, including the monitoring and reporting of capital risk metrics to the Board and ROC that we believe are useful for evaluating capital adequacy and making capital decisions. In addition to as-reported regulatory capital and tangible common equity metrics, we also actively monitor other measures of capital, such as tangible common equity including the mark-to-market impact on HTM securities and CET1 including the impact of AOCI excluding cash flow hedges. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
The following table presents certain regulatory capital data at both the consolidated and Bank level.

Table 20 - Regulatory Capital Data (1)
(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Consolidated:
CET1 risk-based capital ratio	10.6%	10.5%
Tier 1 risk-based capital ratio	11.9	11.9
Total risk-based capital ratio	14.3	14.3
Tier 1 leverage ratio	8.5	8.6
CET1 risk-based capital	$15,269	$15,127
Tier 1 risk-based capital	17,268	17,126
Total risk-based capital	20,720	20,565
Total risk-weighted assets	144,632	143,650
Bank:
CET1 risk-based capital ratio	11.8%	11.6%
Tier 1 risk-based capital ratio	12.6	12.4
Total risk-based capital ratio	14.3	14.1
Tier 1 leverage ratio	9.0	8.9
CET1 risk-based capital	$16,903	$16,540
Tier 1 risk-based capital	18,118	17,746
Total risk-based capital	20,621	20,240
Total risk-weighted assets	143,737	143,128
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital pursuant to a rule that allowed BHCs and banks to delay the impact of adopting CECL for two years, followed by a three-year transition period which began January 1, 2022. As of March 31, 2025, the impact of the CECL deferral was fully phased in, while 75% of the impact of the CECL deferral was phased in at December 31, 2024.
2025 1Q Form 10-Q 27

At March 31, 2025, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Consolidated CET1 risk-based capital ratio increased to 10.6%, compared to the prior year end of 10.5%, driven by current period earnings, net of dividends, partially offset by a reduction in the CECL transitional amount and an increase in risk-weighted assets. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of the 2025 first quarter CLN transaction. The CLN transaction involved an original aggregate reference pool of approximately $3.5 billion of on-balance sheet prime indirect auto loans as part of the company’s capital optimization strategy, with the transaction reducing the risk-weighting on the reference pool of assets by approximately 75%.
We are authorized to make capital distributions that are consistent with the requirements in the Federal Reserve’s capital rule, including the SCB requirement. Effective October 1, 2024, our SCB requirement is 2.5%.
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
Shareholders’ equity totaled $20.4 billion at March 31, 2025, an increase of $694 million, when compared with December 31, 2024. The increase was primarily driven by an improvement in accumulated other comprehensive income driven by changes in interest rates and earnings, net of dividends.
Share Repurchases
From time to time, our Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares.
On April 16, 2025, our Board approved a repurchase authorization of up to $1.0 billion of common shares. The new repurchase authorization does not have an expiration date and may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs, and is subject to the Federal Reserve’s capital regulations. The timing of repurchases will be discretionary and depend on several factors, including the macroeconomic and interest rate environment, and the pace of loan growth.
BUSINESS SEGMENT DISCUSSION
Overview
Our business segments are based on our internally aligned segment leadership structure, which is how management monitors results and assesses performance. We have two business segments: Consumer & Regional Banking and Commercial Banking. All other items not included within our two business segments are reported within the Treasury / Other function, which primarily includes technology and operations and other unallocated assets, liabilities, revenue, and expense.
Business segment results are determined based on our management practices, which assign balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.
Revenue Sharing
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to or providing service to customers. Results of operations for the business segments reflect these fee-sharing allocations.
28 Huntington Bancshares Incorporated

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
Net Income (Loss) by Business Segment
Net income (loss) by business segment is presented in the following table.

Table 21 - Net Income (Loss) by Business Segment
	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Consumer & Regional Banking	$319	$348
Commercial Banking	236	242
Treasury / Other	(28)	(171)
Net income attributable to Huntington	$527	$419
2025 1Q Form 10-Q 29

Consumer & Regional Banking

Table 22 - Key Performance Indicators for Consumer & Regional Banking
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2025	March 31, 2024	Amount	Percent
Net interest income	$943	$956	$(13)	(1)%
Provision for credit losses	47	46	1	2
Net interest income after provision for credit losses	896	910	(14)	(2)
Noninterest income	327	308	19	6
Noninterest expense:
Direct personnel costs	294	275	19	7
Other noninterest expense, including corporate allocations	525	502	23	5
Total noninterest expense	819	777	42	5
Income before income taxes	404	441	(37)	(8)
Provision for income taxes	85	93	(8)	(9)
Net income attributable to Huntington	$319	$348	$(29)	(8)%
Number of employees (average full-time equivalent)	11,227	11,098	129	1%
Total average assets	$77,910	$72,868	$5,042	7
Total average loans/leases	72,043	67,136	4,907	7
Total average deposits	110,974	109,263	1,711	2
Net interest margin	3.39%	3.46%	(0.07)%	(2)
NCOs	$56	$51	$5	10
NCOs as a % of average loans and leases	0.31%	0.30%	0.01%	3
Total assets under management (in billions)—eop	$32.7	$30.8	$1.9	6
Total trust assets (in billions)—eop	179.5	179.8	(0.3)	—
Consumer & Regional Banking reported net income of $319 million in the three-month period of 2025, a decrease of $29 million, or 8%, compared to the year-ago period. Segment net interest income decreased $13 million, or 1%, primarily due to a 7 basis point decrease in NIM, partially offset by a $4.9 billion, or 7%, increase in average loans and leases. Noninterest income increased $19 million, or 6%, primarily due to increases in wealth and asset management revenue, driven by increases in trust and management account fees largely due to increased assets under management, and in payments and cash management revenue, reflecting an increase in merchant services. Noninterest expense increased $42 million, or 5%, primarily due to the allocation of higher indirect expenses in addition to higher direct personnel costs.
30 Huntington Bancshares Incorporated

Commercial Banking

Table 23 - Key Performance Indicators for Commercial Banking
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2025	March 31, 2024	Amount	Percent
Net interest income	$513	$523	$(10)	(2)%
Provision for credit losses	68	61	7	11
Net interest income after provision for credit losses	445	462	(17)	(4)
Noninterest income	162	145	17	12
Noninterest expense:
Direct personnel costs	139	137	2	1
Other noninterest expense, including corporate allocations	164	157	7	4
Total noninterest expense	303	294	9	3
Income before income taxes	304	313	(9)	(3)
Provision for income taxes	64	66	(2)	(3)
Income attributable to non-controlling interest	4	5	(1)	(20)
Net income attributable to Huntington	$236	$242	$(6)	(2)%
Number of employees (average full-time equivalent)	2,164	2,340	(176)	(8)%
Total average assets	$68,094	$62,862	$5,232	8
Total average loans/leases	58,588	54,584	4,004	7
Total average deposits	42,714	35,656	7,058	20
Net interest margin	3.40%	3.71%	(0.31)%	(8)
NCOs	$30	$42	$(12)	(29)
NCOs as a % of average loans and leases	0.21%	0.30%	(0.09)%	(30)
Commercial Banking reported net income of $236 million in the first three-month period of 2025, a decrease of $6 million, or 2%, compared to the year-ago period. Segment net interest income decreased $10 million, or 2%, primarily due to a 31 basis point decrease in NIM driven by a $7.1 billion, or 20%, increase in average deposits and lower loan yields, partially offset by a $4.0 billion, or 7%, increase in average loans and leases and lower deposit costs. Noninterest income increased $17 million, or 12%, primarily due to increases in capital markets and advisory fees, commitment and other loan fees, and payment and cash management fees.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives, and equity not directly assigned or allocated to one of the business segments. Assets include investment securities and bank- owned life insurance.
Net interest income includes the impact of administering our investment securities portfolios, the net impact of derivatives used to hedge interest rate sensitivity, and the financial impact associated with our FTP methodology, as described above. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank-owned life insurance income and securities and trading asset gains or losses. Noninterest expense includes certain corporate administrative expenses, acquisition-related expenses, if any, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate, although our overall effective tax rate is lower.
2025 1Q Form 10-Q 31

Table 24 - Key Performance Indicators for Treasury / Other
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2025	March 31, 2024	Amount	Percent
Net interest loss	$(30)	$(192)	$162	84%
Noninterest income	5	14	(9)	(64)
Noninterest expense:
Direct personnel costs	238	227	11	5
Other noninterest expense, including corporate allocations	(208)	(161)	(47)	(29)
Total noninterest expense	30	66	(36)	(55)
Loss before income taxes	(55)	(244)	189	77
Benefit for income taxes	(27)	(73)	46	63
Net loss attributable to Huntington	$(28)	$(171)	$143	84%
Number of employees (average full-time equivalent)	6,701	6,281	420	7%
Total average assets	$59,083	$54,575	$4,508	8
Treasury / Other reported net loss of $28 million in the first three-month period of 2025, compared to a net loss of $171 million in the year-ago period, driven by improvement in net interest income and a decrease in noninterest expense, partially offset by a decrease in the benefit for income taxes. Net interest loss decreased $162 million primarily due to the impact of credits assigned to each business segment and hedging. Noninterest expense decreased $36 million, driven by the allocation of lower indirect expenses, partially offset by an increase in direct personnel costs. The benefit for income taxes decreased $46 million primarily due to lower pre-tax income.
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
32 Huntington Bancshares Incorporated

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
2025 1Q Form 10-Q 33

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
Critical Accounting Policies and Use of Significant Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 - “Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our critical accounting policies include the allowance for credit losses and goodwill. The policies, assumptions, and judgments related to goodwill are described in the Critical Accounting Policies and Use of Significant Estimates section within the MD&A of Huntington’s 2024 Annual Report on Form 10-K. The following details the policies, assumption, and judgments related to the allowance for credit losses.
Allowance for Credit Losses
Our ACL at March 31, 2025 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically-based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time-to-time.
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
34 Huntington Bancshares Incorporated

To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario reflecting an amount of stress in excess of current expectations. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence. The impact of tariffs on the economy is significantly worse than expected, causing inflation to accelerate. In response, the Federal Reserve raises rates in the second and third quarter of 2025. Increased geopolitical tensions heighten the risk that China might block the Taiwan strait, limiting the supply chain for semiconductors and raising fears of a broader conflict. Business and consumer confidence declines. Additionally, the Russian invasion of Ukraine lasts longer than in the baseline scenario and concerns increase that the ceasefire in in the Middle East will collapse. The combination of tariffs, rising inflation, still elevated interest rates, political tensions, and reduced credit availability causes the economy to fall into a recession in the second quarter of 2025. Under this scenario, as an example, the unemployment rate increases significantly from baseline levels and remains elevated for a prolonged period. The rate in this adverse scenario is projected at 7.9% at the end of 2025, and 8.0% at the end of 2026, approximately 380 basis points higher than the baseline scenario projections of 4.1% at the end of 2025 and 4.2% at the end of 2026.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at March 31, 2025, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $0.8 billion at March 31, 2025.
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
2025 1Q Form 10-Q 35

Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Unaudited Consolidated Financial Statements discusses new accounting pronouncements adopted during 2025 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted, if applicable. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to the Unaudited Consolidated Financial Statements.
36 Huntington Bancshares Incorporated

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
(dollar amounts in millions)	2025	2024
Assets
Cash and due from banks	$1,598	$1,685
Interest-earning deposits with banks	14,330	11,647
Trading account securities	477	53
Available-for-sale securities	27,839	27,273
Held-to-maturity securities	16,315	16,368
Other securities	880	823
Loans held for sale (includes $555 and $652, respectively, measured at fair value)	580	654
Loans and leases (includes $175 and $173, respectively, measured at fair value)	132,505	130,042
Allowance for loan and lease losses	(2,263)	(2,244)
Net loans and leases (1)	130,242	127,798
Bank-owned life insurance	2,799	2,793
Accrued income and other receivables	1,716	2,190
Premises and equipment	1,085	1,066
Goodwill	5,561	5,561
Servicing rights and other intangible assets	656	677
Other assets (1)	5,518	5,642
Total assets	$209,596	$204,230
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$30,217	$29,345
Interest-bearing	135,120	133,103
Total deposits	165,337	162,448
Short-term borrowings	664	199
Long-term debt (1) (includes $1,143 and $821, respectively, measured at fair value)	18,096	16,374
Other liabilities (1)	5,013	5,427
Total liabilities	189,110	184,448
Commitments and Contingent Liabilities (Note 15)
Shareholders’ Equity
Preferred stock	1,989	1,989
Common stock	15	15
Capital surplus	15,479	15,484
Less treasury shares, at cost	(90)	(86)
Accumulated other comprehensive income (loss)	(2,433)	(2,866)
Retained earnings	5,474	5,204
Total Huntington shareholders’ equity	20,434	19,740
Non-controlling interest	52	42
Total equity	20,486	19,782
Total liabilities and equity	$209,596	$204,230
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,456,811,621	1,453,635,809
Treasury shares outstanding	7,164,203	6,984,102
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	877,500	877,500
(1)Includes VIE balances in net loans and leases, other assets, long-term debt, and other liabilities of $998 million, $260 million, $911 million, and $98 million, respectively, at March 31, 2025, and $1.1 billion, $264 million, $1.0 billion, $109 million, respectively, at December 31, 2024. See Note 14 - “Variable Interest Entities” for additional information.

See Notes to Unaudited Consolidated Financial Statements
2025 1Q Form 10-Q 37

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	March 31, 2025	March 31, 2024
Interest and fee income:
Loans and leases	$1,905	$1,809
Available-for-sale securities
Taxable	287	296
Tax-exempt	34	27
Held-to-maturity securities—taxable	108	95
Other securities—taxable	12	9
Other	143	144
Total interest income	2,489	2,380
Interest expense:
Deposits	810	857
Short-term borrowings	14	19
Long-term debt	239	217
Total interest expense	1,063	1,093
Net interest income	1,426	1,287
Provision for credit losses	115	107
Net interest income after provision for credit losses	1,311	1,180
Noninterest income:
Payments and cash management revenue	155	146
Wealth and asset management revenue	101	88
Customer deposit and loan fees	86	77
Capital markets and advisory fees	67	56
Mortgage banking income	31	31
Leasing revenue	14	22
Insurance income	20	19
Other noninterest income	20	28
Total noninterest income	494	467
Noninterest expense:
Personnel costs	671	639
Outside data processing and other services	170	166
Equipment	67	70
Net occupancy	65	57
Marketing	29	28
Deposit and other insurance expense	37	54
Professional services	22	25
Amortization of intangibles	11	12
Lease financing equipment depreciation	4	4
Other noninterest expense	76	82
Total noninterest expense	1,152	1,137
Income before income taxes	653	510
Provision for income taxes	122	86
Income after income taxes	531	424
Income attributable to non-controlling interest	4	5
Net income attributable to Huntington	527	419
Dividends on preferred shares	27	36
Net income applicable to common shares	$500	$383
Average common shares—basic	1,454,498	1,448,492
Average common shares—diluted	1,481,879	1,473,335
Per common share:
Net income—basic	$0.34	$0.26
Net income—diluted	0.34	0.26
See Notes to Unaudited Consolidated Financial Statements
38 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Net income attributable to Huntington	$527	$419
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of hedges	255	(128)
Net change related to cash flow hedges on loans	177	(73)
Translation adjustments, net of hedges	1	(2)
Other comprehensive income (loss), net of tax	433	(203)
Comprehensive income attributable to Huntington	960	216
Comprehensive income attributed to non-controlling interest	4	5
Comprehensive income	$964	$221
See Notes to Unaudited Consolidated Financial Statements
2025 1Q Form 10-Q 39

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended March 31, 2025
Balance, beginning of period	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782
Net income								527	527	4	531
Other comprehensive income, net of tax							433		433		433
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(27)	(27)		(27)
Recognition of the fair value of share-based compensation				21					21		21
Other share-based compensation activity		3,356	—	(26)					(26)		(26)
Other				—	(180)	(4)			(4)	6	2
Balance, end of period	$1,989	1,463,976	$15	$15,479	(7,164)	$(90)	$(2,433)	$5,474	$20,434	$52	$20,486

Three months ended March 31, 2024
Balance, beginning of period	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								419	419	5	424
Other comprehensive loss, net of tax							(203)		(203)		(203)
Cash dividends declared:
Common ($0.155 per share)								(228)	(228)		(228)
Preferred								(36)	(36)		(36)
Recognition of the fair value of share-based compensation				20					20		20
Other share-based compensation activity		945	—	(2)				(1)	(3)		(3)
Other				—	(11)	—			—	1	1
Balance, end of period	$2,394	1,456,668	$15	$15,407	(7,414)	$(91)	$(2,879)	$4,476	$19,322	$51	$19,373
See Notes to Unaudited Consolidated Financial Statements

40 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Operating activities
Net income	$531	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	115	107
Depreciation, amortization, and accretion	209	190
Share-based compensation expense	21	20
Deferred income tax benefit	(25)	(29)
Net change in:
Trading account securities	(424)	(42)
Loans held for sale	70	(2)
Other assets	52	(385)
Short-term borrowings	503	18
Other liabilities	(543)	184
Other, net	4	(3)
Net cash provided by operating activities	513	482
Investing activities
Change in interest earning deposits with banks	183	(15)
Proceeds from:
Maturities and calls of available-for-sale securities	1,481	1,589
Maturities and calls of held-to-maturity securities	571	327
Maturities and calls of other securities	40	9
Purchases of available-for-sale securities	(1,577)	(3,303)
Purchases of held-to-maturity securities	(515)	—
Purchases of other securities	(97)	(11)
Net proceeds from sales of loans and leases	49	71
Principal payments received under direct finance leases	356	447
Net loan and lease activity, excluding sales and purchases	(2,883)	(1,398)
Purchases of premises and equipment	(54)	(32)
Purchases of loans and leases	(195)	(23)
Net accrued income and other receivables activity	476	59
Other, net	15	18
Net cash used in investing activities	(2,150)	(2,262)
Financing activities
Increase in deposits	2,889	1,995
Decrease in short-term borrowings	(82)	(523)
Net proceeds from issuance of long-term debt	1,953	2,786
Maturity/redemption of long-term debt	(378)	(156)
Dividends paid on preferred stock	(27)	(36)
Dividends paid on common stock	(226)	(226)
Other, net	(29)	(9)
Net cash provided by financing activities	4,100	3,831
Increase in cash and cash equivalents	2,463	2,051
Cash and cash equivalents at beginning of period (1)	12,847	10,129
Cash and cash equivalents at end of period (1)	$15,310	$12,180
2025 1Q Form 10-Q 41

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Supplemental disclosures:
Interest paid	$1,092	$1,070
Income taxes paid	34	47
Non-cash activities
Loans transferred to held-for-sale from portfolio	73	64
Loans transferred to portfolio from held-for-sale	8	11
(1)Includes cash and due from banks and interest-earning deposits at the FRB, included within interest-earning deposits with banks on our Unaudited Consolidated Balance Sheets.

See Notes to Unaudited Consolidated Financial Statements

42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Notes to Unaudited Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying interim Unaudited Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These interim Unaudited Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2024 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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

•Huntington adopted the standard effective for the year ended December 31, 2024 and the first interim period beginning in 2025.
•The adoption did not result in a material impact on Huntington’s Consolidated Financial Statements.
•The amendments have been applied retrospectively to all periods presented and segment expense categories are based on the categories identified at adoption.
•Refer to Note 16 - “Segment Reporting” of this Quarterly Report on Form 10-Q and Note 24 - “Segment Reporting” of our 2024 Annual Report on Form 10-K for additional disclosure information.

Accounting standards not yet effective

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
•Requires disclosure of the amount of net income taxes paid for federal, state, and foreign taxes, as well as the amount paid to any jurisdiction that net taxes exceed a 5% quantitative threshold.
•Requires disclosure of pre-tax income disaggregated between domestic and foreign tax jurisdictions, as well as income tax expense disaggregated by federal, state, and foreign jurisdictions.

•Effective for fiscal years beginning after December 15, 2024, with first disclosure additions to be included in the 2025 Annual Report on Form 10-K.
•The amendments should be applied on a prospective basis, but retrospective application is permitted.
•The adoption will not result in a material impact on Huntington’s Consolidated Financial Statements.

2025 1Q Form 10-Q 43

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At March 31, 2025
Available-for-sale securities:
U.S. Treasury	$6,625	$28	$(14)	$6,639
Federal agencies:
Residential MBS	11,727	2	(1,700)	10,029
Residential CMO	4,198	1	(377)	3,822
Commercial MBS	2,514	—	(719)	1,795
Other agencies	127	—	(4)	123
Total U.S. Treasury, federal agency, and other agency securities	25,191	31	(2,814)	22,408
Municipal securities	4,088	—	(126)	3,962
Corporate debt	1,138	—	(86)	1,052
Asset-backed securities	313	—	(15)	298
Private-label CMO	117	1	(9)	109
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$30,857	$32	$(3,050)	$27,839

Held-to-maturity securities:
U.S. Treasury	$2,320	$8	$(7)	$2,321
Federal agencies:
Residential MBS	8,338	—	(1,156)	7,182
Residential CMO	4,201	8	(610)	3,599
Commercial MBS	1,388	—	(211)	1,177
Other agencies	67	—	(3)	64
Total federal agency and other agency securities	16,314	16	(1,987)	14,343
Municipal securities	1	—	—	1
Total held-to-maturity securities	$16,315	$16	$(1,987)	$14,344

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$574	$—	$—	$574
FHLB stock	252	—	—	252
Other non-marketable equity securities	23	—	—	23
Other securities, at fair value:
Mutual funds	29	—	—	29
Equity securities	2	—	—	2
Total other securities	$880	$—	$—	$880
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At March 31, 2025, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $99 million and $43 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $336 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
44 Huntington Bancshares Incorporated

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2024
Available-for-sale securities:
U.S. Treasury	$6,588	$11	$(43)	$6,556
Federal agencies:
Residential MBS	11,988	—	(1,971)	10,017
Residential CMO	3,778	1	(434)	3,345
Commercial MBS	2,519	—	(767)	1,752
Other agencies	135	—	(5)	130
Total U.S. Treasury, federal agency, and other agency securities	25,008	12	(3,220)	21,800
Municipal securities	4,119	1	(132)	3,988
Corporate debt	1,157	—	(102)	1,055
Asset-backed securities	330	—	(19)	311
Private-label CMO	119	—	(10)	109
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$30,743	$13	$(3,483)	$27,273

Held-to-maturity securities:
U.S. Treasury	$2,045	$—	$(22)	$2,023
Federal agencies:
Residential MBS	8,533	—	(1,336)	7,197
Residential CMO	4,309	3	(691)	3,621
Commercial MBS	1,407	—	(231)	1,176
Other agencies	73	—	(5)	68
Total U.S. Treasury, federal agency, and other agency securities	16,367	3	(2,285)	14,085
Municipal securities	1	—	—	1
Total held-to-maturity securities	$16,368	$3	$(2,285)	$14,086

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$521	$—	$—	$521
FHLB stock	246	—	—	246
Other non-marketable equity securities	25	—	—	25
Other securities, at fair value:
Mutual funds	29	—	—	29
Equity securities	1	1	—	2
Total other securities	$822	$1	$—	$823
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
2025 1Q Form 10-Q 45

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At March 31, 2025		At December 31, 2024
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$3,073	$3,071	$3,620	$3,624
After 1 year through 5 years	6,716	6,627	5,993	5,844
After 5 years through 10 years	1,666	1,554	1,857	1,732
After 10 years	19,402	16,587	19,273	16,073
Total available-for-sale securities	$30,857	$27,839	$30,743	$27,273

Held-to-maturity securities:
Under 1 year	$201	$200	$255	$256
After 1 year through 5 years	2,143	2,144	1,818	1,796
After 5 years through 10 years	67	64	65	60
After 10 years	13,904	11,936	14,230	11,974
Total held-to-maturity securities	$16,315	$14,344	$16,368	$14,086
46 Huntington Bancshares Incorporated

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2025
Available-for-sale securities:
U.S. Treasury	$1,975	$(14)	$—	$—	$1,975	$(14)
Federal agencies:
Residential MBS	215	(2)	9,692	(1,698)	9,907	(1,700)
Residential CMO	665	(1)	2,792	(376)	3,457	(377)
Commercial MBS	—	—	1,795	(719)	1,795	(719)
Other agencies	20	—	66	(4)	86	(4)
Total U.S. Treasury, federal agency, and other agency securities	2,875	(17)	14,345	(2,797)	17,220	(2,814)
Municipal securities	1,349	(25)	2,266	(101)	3,615	(126)
Corporate debt	—	—	1,037	(86)	1,037	(86)
Asset-backed securities	—	—	298	(15)	298	(15)
Private-label CMO	—	—	86	(9)	86	(9)
Total temporarily impaired available-for-sale securities	$4,224	$(42)	$18,032	$(3,008)	$22,256	$(3,050)

Held-to-maturity securities:
U.S. Treasury	$1,125	$(7)	$—	$—	$1,125	$(7)
Federal agencies:
Residential MBS	56	(1)	7,084	(1,155)	7,140	(1,156)
Residential CMO	—	—	3,142	(610)	3,142	(610)
Commercial MBS	—	—	1,177	(211)	1,177	(211)
Other agencies	—	—	64	(3)	64	(3)
Total U.S. Treasury, federal agency, and other agency securities	1,181	(8)	11,467	(1,979)	12,648	(1,987)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$1,181	$(8)	$11,468	$(1,979)	$12,649	$(1,987)
2025 1Q Form 10-Q 47

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2024
Available-for-sale securities:
U.S. Treasury	$3,153	$(43)	$—	$—	$3,153	$(43)
Federal agencies:
Residential MBS	275	(5)	9,676	(1,966)	9,951	(1,971)
Residential CMO	243	(1)	2,802	(433)	3,045	(434)
Commercial MBS	—	—	1,752	(767)	1,752	(767)
Other agencies	21	—	69	(5)	90	(5)
Total U.S. Treasury, federal agency, and other agency securities	3,692	(49)	14,299	(3,171)	17,991	(3,220)
Municipal securities	985	(25)	2,336	(107)	3,321	(132)
Corporate debt	—	—	1,053	(102)	1,053	(102)
Asset-backed securities	49	—	263	(19)	312	(19)
Private-label CMO	—	—	87	(10)	87	(10)
Total temporarily impaired available-for-sale securities	$4,726	$(74)	$18,038	$(3,409)	$22,764	$(3,483)

Held-to-maturity securities:
U.S. Treasury	$1,581	$(22)	$—	$—	$1,581	$(22)
Federal agencies:
Residential MBS	99	(2)	7,097	(1,334)	7,196	(1,336)
Residential CMO	163	(1)	3,152	(690)	3,315	(691)
Commercial MBS	—	—	1,176	(231)	1,176	(231)
Other agencies	—	—	69	(5)	69	(5)
Total U.S. Treasury, federal agency, and other agency securities	1,843	(25)	11,494	(2,260)	13,337	(2,285)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$1,843	$(25)	$11,495	$(2,260)	$13,338	$(2,285)
At March 31, 2025 and December 31, 2024, the carrying value of investment securities pledged to secure certain public trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements and to support borrowing capacity totaled $33.2 billion and $37.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either March 31, 2025 or December 31, 2024. At March 31, 2025, substantially all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at March 31, 2025.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of March 31, 2025, Huntington has concluded that, except for one municipal bond classified as an AFS debt security for which $2 million of write-downs were recognized during 2024, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. Huntington recognized a $3 million recovery during the first quarter of 2025 related to one AFS municipal security that had previously been written down. There was no allowance related to investment securities as of March 31, 2025 or December 31, 2024.
48 Huntington Bancshares Incorporated

4. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Commercial loan and lease portfolio:
Commercial and industrial	$58,948	$56,809
Commercial real estate	10,968	11,078
Lease financing	5,451	5,454
Total commercial loan and lease portfolio	75,367	73,341
Consumer loan portfolio:
Residential mortgage	24,369	24,242
Automobile	14,877	14,564
Home equity	10,130	10,142
RV and marine	5,939	5,982
Other consumer	1,823	1,771
Total consumer loan portfolio	57,138	56,701
Total loans and leases (1)(2)	132,505	130,042
Allowance for loan and lease losses	(2,263)	(2,244)
Net loans and leases	$130,242	$127,798
(1)Loans and leases are reported at principal amount outstanding, including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $509 million and $468 million at March 31, 2025 and December 31, 2024, respectively.
(2)The total amount of accrued interest recorded for these loans and leases at March 31, 2025 was $313 million and $236 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2024 was $316 million and $235 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Lease payments receivable	$5,160	$5,189
Estimated residual value of leased assets	924	884
Gross investment in lease financing receivables	6,084	6,073
Deferred origination costs	54	56
Deferred fees, unearned income, and other	(687)	(675)
Total lease financing receivables	$5,451	$5,454
The carrying value of residual values guaranteed was $490 million and $517 million as of March 31, 2025 and December 31, 2024, respectively. The future lease rental payments due from customers on direct financing leases at March 31, 2025 totaled $5.2 billion and were due as follows: $700 million in 2025, $988 million in 2026, $972 million in 2027, $992 million in 2028, $814 million in 2029, and $694 million thereafter. Interest income recognized for these types of leases was $89 million and $79 million for the three-month periods ended March 31, 2025 and 2024, respectively.
2025 1Q Form 10-Q 49

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by class.

	At March 31, 2025		At December 31, 2024
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$51	$413	$71	$457
Commercial real estate	74	118	75	118
Lease financing	1	11	—	10
Residential mortgage	—	90	—	83
Automobile	—	4	—	6
Home equity	—	110	—	107
RV and marine	—	2	—	2
Total nonaccrual loans and leases	$126	$748	$146	$783
The following table presents an aging analysis of loans and leases, by class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At March 31, 2025
Commercial and industrial	$137	$54	$222	$413	$58,535	$—	$58,948	$2	(2)
Commercial real estate	17	1	31	49	10,919	—	10,968	—
Lease financing	46	29	11	86	5,365	—	5,451	8
Residential mortgage	228	91	234	553	23,641	175	24,369	177	(3)
Automobile	99	21	11	131	14,746	—	14,877	8
Home equity	52	27	92	171	9,959	—	10,130	18
RV and marine	22	6	4	32	5,907	—	5,939	3
Other consumer	13	5	4	22	1,801	—	1,823	4
Total loans and leases	$614	$234	$609	$1,457	$130,873	$175	$132,505	$220
At December 31, 2024
Commercial and industrial	$96	$46	$232	$374	$56,435	$—	$56,809	$3	(2)
Commercial real estate	35	—	39	74	11,004	—	11,078	—
Lease financing	56	23	14	93	5,361	—	5,454	11
Residential mortgage	196	98	242	536	23,533	173	24,242	185	(3)
Automobile	117	27	16	160	14,404	—	14,564	12
Home equity	64	32	92	188	9,954	—	10,142	20
RV and marine	26	7	5	38	5,944	—	5,982	4
Other consumer	13	5	4	22	1,749	—	1,771	4
Total loans and leases	$603	$238	$644	$1,485	$128,384	$173	$130,042	$239
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include mortgage loans insured by U.S. government agencies.
Credit Quality Indicators
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. See Note 4 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2024 Annual Report on Form 10-K for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
50 Huntington Bancshares Incorporated

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$5,599	$13,302	$6,845	$5,797	$2,191	$3,048	$18,636	$6	$55,424
OLEM	26	169	88	75	16	31	200	—	605
Substandard	173	507	394	433	217	198	976	—	2,898
Doubtful	—	—	—	1	—	—	20	—	21
Total Commercial and industrial	$5,798	$13,978	$7,327	$6,306	$2,424	$3,277	$19,832	$6	$58,948
Commercial real estate
Credit Quality Indicator:
Pass	$545	$1,435	$1,008	$2,269	$1,195	$2,637	$644	$—	$9,733
OLEM	19	6	112	202	44	106	46	—	535
Substandard	48	123	60	275	62	121	11	—	700
Total Commercial real estate	$612	$1,564	$1,180	$2,746	$1,301	$2,864	$701	$—	$10,968
Lease financing
Credit Quality Indicator:
Pass	$244	$1,931	$1,373	$774	$531	$526	$—	$—	$5,379
OLEM	—	3	5	3	3	3	—	—	17
Substandard	2	3	12	21	4	13	—	—	55
Total Lease financing	$246	$1,937	$1,390	$798	$538	$542	$—	$—	$5,451
Residential mortgage
Credit Quality Indicator:
750+	$353	$1,831	$2,223	$3,884	$5,532	$5,383	$—	$—	$19,206
650-749	140	710	487	685	748	1,196	—	—	3,966
<650	11	66	77	129	112	627	—	—	1,022
Total Residential mortgage	$504	$2,607	$2,787	$4,698	$6,392	$7,206	$—	$—	$24,194
Automobile
Credit Quality Indicator:
750+	$1,186	$3,558	$1,492	$1,186	$778	$335	$—	$—	$8,535
650-749	614	2,463	863	618	387	160	—	—	5,105
<650	60	417	245	238	185	92	—	—	1,237
Total Automobile	$1,860	$6,438	$2,600	$2,042	$1,350	$587	$—	$—	$14,877
Home equity
Credit Quality Indicator:
750+	$39	$206	$302	$362	$429	$626	$4,579	$225	$6,768
650-749	22	67	89	74	49	118	2,074	211	2,704
<650	—	3	10	11	5	43	445	141	658
Total Home equity	$61	$276	$401	$447	$483	$787	$7,098	$577	$10,130
RV and marine
Credit Quality Indicator:
750+	$219	$858	$856	$782	$684	$1,109	$—	$—	$4,508
650-749	28	254	253	193	192	332	—	—	1,252
<650	—	13	26	26	36	78	—	—	179
Total RV and marine	$247	$1,125	$1,135	$1,001	$912	$1,519	$—	$—	$5,939
Other consumer
Credit Quality Indicator:
750+	$125	$259	$84	$41	$18	$54	$451	$2	$1,034
650-749	55	135	48	19	7	11	422	4	701
<650	1	12	10	4	2	1	52	6	88
Total Other consumer	$181	$406	$142	$64	$27	$66	$925	$12	$1,823
2025 1Q Form 10-Q 51

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$16,097	$7,939	$6,587	$2,747	$1,708	$1,846	$16,790	$4	$53,718
OLEM	124	80	82	24	7	23	273	—	613
Substandard	445	385	440	209	107	164	690	—	2,440
Doubtful	—	—	2	—	—	—	36	—	38
Total Commercial and industrial	$16,666	$8,404	$7,111	$2,980	$1,822	$2,033	$17,789	$4	$56,809
Commercial real estate
Credit Quality Indicator:
Pass	$1,415	$1,010	$2,754	$1,380	$947	$1,877	$635	$—	$10,018
OLEM	—	78	114	66	2	64	4	—	328
Substandard	218	37	280	52	10	124	11	—	732
Total Commercial real estate	$1,633	$1,125	$3,148	$1,498	$959	$2,065	$650	$—	$11,078
Lease financing
Credit Quality Indicator:
Pass	$2,100	$1,610	$709	$449	$349	$184	$—	$—	$5,401
OLEM	7	2	2	1	1	—	—	—	13
Substandard	1	6	23	2	7	1	—	—	40
Total Lease financing	$2,108	$1,618	$734	$452	$357	$185	$—	$—	$5,454
Residential mortgage
Credit Quality Indicator:
750+	$1,725	$2,249	$3,913	$5,617	$3,011	$2,525	$—	$—	$19,040
650-749	768	542	748	781	423	791	—	—	4,053
<650	55	64	111	110	68	568	—	—	976
Total Residential mortgage	$2,548	$2,855	$4,772	$6,508	$3,502	$3,884	$—	$—	$24,069
Automobile
Credit Quality Indicator:
750+	$4,091	$1,663	$1,343	$920	$347	$113	$—	$—	$8,477
650-749	2,560	981	716	459	159	56	—	—	4,931
<650	336	250	252	205	76	37	—	—	1,156
Total Automobile	$6,987	$2,894	$2,311	$1,584	$582	$206	$—	$—	$14,564
Home equity
Credit Quality Indicator:
750+	$214	$323	$378	$445	$466	$195	$4,581	$226	$6,828
650-749	70	92	74	50	44	78	2,051	214	2,673
<650	2	8	11	6	4	40	431	139	641
Total Home equity	$286	$423	$463	$501	$514	$313	$7,063	$579	$10,142
RV and marine
Credit Quality Indicator:
750+	$928	$909	$816	$718	$476	$704	$—	$—	$4,551
650-749	247	268	201	198	123	226	—	—	1,263
<650	7	23	24	35	23	56	—	—	168
Total RV and marine	$1,182	$1,200	$1,041	$951	$622	$986	$—	$—	$5,982
Other consumer
Credit Quality Indicator:
750+	$321	$97	$48	$22	$10	$49	$467	$—	$1,014
650-749	148	55	21	8	2	9	423	7	673
<650	9	10	5	2	1	1	48	8	84
Total Other consumer	$478	$162	$74	$32	$13	$59	$938	$15	$1,771

52 Huntington Bancshares Incorporated

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Three months ended March 31, 2025
Commercial and industrial	$—	$6	$8	$33	$3	$9	$9	$1	$69
Commercial real estate	—	—	—	—	1	—	—	—	1
Lease financing	—	1	1	2	—	—	—	—	4
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	5	5	6	3	1	—	—	20
Home equity	—	—	—	—	—	—	1	1	2
RV and marine	—	—	2	1	2	4	—	—	9
Other consumer	1	6	5	2	1	3	—	9	27
Total	$1	$18	$21	$44	$10	$18	$10	$11	$133

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Three months ended March 31, 2024
Commercial and industrial	$—	$5	$11	$15	$11	$2	$10	$1	$55
Commercial real estate	—	1	9	1	—	6	—	—	17
Lease financing	—	—	—	1	—	1	—	—	2
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	4	5	4	2	—	—	—	15
Home equity	—	—	—	—	—	—	—	2	2
RV and marine	—	1	1	2	1	3	—	—	8
Other consumer	1	7	5	2	1	3	—	9	28
Total	$1	$18	$31	$25	$15	$16	$10	$12	$128
2025 1Q Form 10-Q 53

Modifications to Debtors Experiencing Financial Difficulty
See Note 4 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2024 Annual Report on Form 10-K for a description of reported modification types and the impact on credit quality of borrowers experiencing financial difficulty.
The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended March 31, 2025
Commercial and industrial	$47	$173	$—	$—	$220	0.37%
Commercial real estate	—	97	—	—	97	0.88
Residential mortgage	—	16	7	1	24	0.10
Automobile	—	2	—	—	2	0.01
Home equity	—	2	—	2	4	0.04
Other consumer	1	—	—	—	1	0.05
Total loans to borrowers experiencing financial difficulty to which modifications were made	$48	$290	$7	$3	$348	0.26%
Three months ended March 31, 2024
Commercial and industrial	$87	$154	$—	$7	$248	0.48%
Commercial real estate	—	31	—	—	31	0.25
Residential mortgage	—	10	3	1	14	0.06
Automobile	—	4	—	—	4	0.03
Home equity	—	1	—	4	5	0.05
Total loans to borrowers experiencing financial difficulty to which modifications were made	$87	$200	$3	$12	$302	0.25%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended March 31, 2025
Commercial and industrial	7.90%	7.61%	0.9
Commercial real estate			1.0
Residential mortgage			6.5
Three months ended March 31, 2024
Commercial and industrial	8.24	7.28	0.4
Commercial real estate			0.6
Residential mortgage			8.6
(1)     Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
54 Huntington Bancshares Incorporated

The performance of loans made to borrowers experiencing financial difficulty to which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At March 31, 2025
Commercial and industrial	$8	$—	$5	$13	$483	$496
Commercial real estate	12	—	2	14	244	258
Residential mortgage	9	9	15	33	39	72
Automobile	2	—	—	2	9	11
Home equity	1	1	1	3	12	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended March 31, 2025	$32	$10	$23	$65	$790	$855
At March 31, 2024
Commercial and industrial	$2	$11	$11	$24	$449	$473
Commercial real estate	2	7	—	9	118	127
Residential mortgage	8	5	9	22	31	53
Automobile	2	—	—	2	14	16
Home equity	1	1	1	3	11	14
RV and marine	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended March 31, 2024	$15	$24	$21	$60	$624	$684
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of March 31, 2025 and December 31, 2024, loans and leases totaling $107.4 billion and $105.4 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
2025 1Q Form 10-Q 55

5. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended March 31, 2025
ALLL balance, beginning of period	$1,484	$760	$2,244
Loan and lease charge-offs	(74)	(59)	(133)
Recoveries of loans and leases previously charged-off	30	17	47
Provision for loan and lease losses	80	25	105
ALLL balance, end of period	$1,520	$743	$2,263
AULC balance, beginning of period	$144	$58	$202
Provision (benefit) for unfunded lending commitments	14	(1)	13
AULC balance, end of period	$158	$57	$215
ACL balance, end of period	$1,678	$800	$2,478

Three months ended March 31, 2024
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(74)	(54)	(128)
Recoveries of loans and leases previously charged-off	19	17	36
Provision for loan and lease losses	81	36	117
ALLL balance, end of period	$1,589	$691	$2,280
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	3	(13)	(10)
AULC balance, end of period	$69	$66	$135
ACL balance, end of period	$1,658	$757	$2,415
At March 31, 2025, the ACL was $2.5 billion, an increase of $32 million from December 31, 2024. The increase in the total ACL was driven by loan and lease growth, partially offset by a modest reduction in overall coverage ratios. The ACL coverage ratio at March 31, 2025 is reflective of the current macro-economic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
The commercial ACL was $1.7 billion at March 31, 2025, an increase of $50 million from December 31, 2024. The increase was driven by commercial loan growth.
The consumer ACL was $800 million at March 31, 2025, a decrease of $17 million from December 31, 2024. The decrease was primarily due to improvement in the forecasted path of the HPI index which is impactful to consumer real estate secured loans.
The baseline economic scenario used in the March 31, 2025 ACL determination assumes the labor market has softened with the unemployment rate forecasted to remain at 4.1% throughout 2025 before marginally increasing to 4.2% in 2026. The Federal Reserve is projected to continue the cycle of rate cuts that started in September 2024, with further cuts forecast throughout for the second half of 2025 and throughout 2026 until reaching a federal funds rate of 3% by the end of 2026. Inflation is forecast to be 2.8% for the first quarter of 2025 and is expected to remain at similar levels throughout 2025 before approaching 2.5% by the end of 2026. GDP is forecast to decline from the estimated first quarter 2025 level of 2.5%, ending the fourth quarter of 2025 at 1.6% before marginally improving to 1.9% by the end of 2026.
The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate Industry, recent inflation levels, the impacts of U.S. trade policies, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the March 31, 2025 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
56 Huntington Bancshares Incorporated

6. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Residential mortgage loans sold with servicing retained	$1,009	$811
Pretax gains resulting from above loan sales (1)	19	13
Total servicing, late, and other ancillary fees (1)	27	26
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Fair value, beginning of period	$573	$515
New servicing assets created	20	10
Change in fair value during the period due to:
Time decay (1)	(7)	(6)
Payoffs (2)	(7)	(5)
Changes in valuation inputs or assumptions (3)	(15)	20
Fair value, end of period	$564	$534
Loans serviced for third parties, unpaid principal balance, end of period	$33,864	$33,303
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
The following table summarizes key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At March 31, 2025				At December 31, 2024
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.20%		$(15)	$(29)	7.54%		$(14)	$(28)
Spread over forward interest rate swap rates	567	bps	(13)	(26)	568	bps	(13)	(26)
7. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Securities sold under agreements to repurchase	$132	$142
Other borrowings	532	57
Total short-term borrowings	$664	$199
The carrying value of assets pledged as collateral against repurchase agreements totaled $201 million and $224 million as of March 31, 2025 and December 31, 2024, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
2025 1Q Form 10-Q 57

The following table summarizes the composition of Huntington’s long-term debt.

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
The Parent Company:
Senior Notes	$5,922	$5,836
Subordinated Notes	1,361	1,341
Total notes issued by the Parent Company	7,283	7,177
The Bank:
Senior Notes	3,172	1,654
Subordinated Notes	389	515
Total notes issued by the Bank	3,561	2,169
FHLB Advances	4,707	4,696
Auto Loan Securitization Trust (1)	911	1,023
Credit Linked Notes (2)	1,143	821
Other	491	488
Total long-term debt	$18,096	$16,374
(1)     Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.29% due through 2029. See Note 14 - “Variable Interest Entities” for additional information.
(2)    As of March 31, 2025, the weighted average contractual interest rate on the CLNs was 6.02%. Huntington has elected the fair value option for these notes. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company's aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority.
During the first quarter of 2025, the Bank issued $1.0 billion of fixed-to-floating rate senior notes due April 12, 2028. These notes bear an initial fixed rate of 4.871% until April 12, 2027, at which time they will reset to a floating rate equal to a benchmark rate based on the Compounded SOFR Index Rate plus 72.6 basis points. The Bank also issued $500 million of floating interest rate senior notes due April 12, 2028, which bear a floating rate equal to a benchmark rate based on the Compounded SOFR Index Rate plus 72 basis points.
During the first quarter of 2025, the Bank completed a CLN transaction whereby it issued $415 million of unsecured credit linked notes to third-party investors. There are four classes of notes, each maturing in March 2033. One note class bears interest at a fixed rate of 4.957% and the remaining three note classes bear interest at SOFR plus a spread rate that ranges from 2.25% to 7.15% (weighted average spread of 4.28%). These notes transfer a portion of the risk of losses to third-party investors on an initial $3.5 billion reference pool of Huntington’s auto-secured loans.
58 Huntington Bancshares Incorporated

8. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of Huntington’s OCI.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended March 31, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$329	$(76)	$253
Reclassification adjustment for realized net losses included in net income	2	—	2
Total unrealized gains on available-for-sale securities, net of hedges	331	(76)	255
Unrealized gains on cash flow hedges during the period	202	(47)	155
Reclassification adjustment for cash flow hedges included in net income	28	(6)	22
Net change related to cash flow hedges on loans	230	(53)	177
Translation adjustments, net of hedges (1)	1	—	1
Other comprehensive income	$562	$(129)	$433
Three months ended March 31, 2024
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(170)	$40	$(130)
Reclassification adjustment for realized net losses included in net income	3	(1)	2
Total unrealized losses on available-for-sale securities, net of hedges	(167)	39	(128)
Unrealized losses on cash flow hedges during the period	(161)	37	(124)
Reclassification adjustment for cash flow hedges included in net income	67	(16)	51
Net change related to cash flow hedges on loans	(94)	21	(73)
Translation adjustments, net of hedges (1)	(2)	—	(2)
Other comprehensive loss	$(263)	$60	$(203)
(1)Foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on foreign currency translation adjustments.
The following table summarizes the activity in accumulated OCI.

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
Three months ended March 31, 2025
Balance, beginning of period	$(2,365)	$(267)	$(12)	$(222)	$(2,866)
Other comprehensive income before reclassifications	253	155	1	—	409
Amounts reclassified from accumulated OCI to earnings	2	22	—	—	24
Period change	255	177	1	—	433
Balance, end of period	$(2,110)	$(90)	$(11)	$(222)	$(2,433)
Three months ended March 31, 2024
Balance, beginning of period	$(2,094)	$(363)	$(6)	$(213)	$(2,676)
Other comprehensive income before reclassifications	(130)	(124)	(2)	—	(256)
Amounts reclassified from accumulated OCI to earnings	2	51	—	—	53
Period change	(128)	(73)	(2)	—	(203)
Balance, end of period	$(2,222)	$(436)	$(8)	$(213)	$(2,879)
(1)AOCI amounts at March 31, 2025 and March 31, 2024 include $49 million and $56 million, respectively, of net unrealized losses (after-tax) on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
2025 1Q Form 10-Q 59

9. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Series					At March 31, 2025	At December 31, 2024
Series B (1)	12/28/2011	35,500	Variable (2)	1/15/2017	$23	$23
Series F (3)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (3)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (1)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (5)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (1)	3/6/2023	325,000	6.875	4/15/2028	317	317
Total		877,500			$1,989	$1,989
(1)     Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(2)    Dividend rate converted to 3-month CME Term SOFR + 26 bps spread adjustment + 270 bps.
(3)     Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(4)    Dividend rate converted to 3-month CME Term SOFR + 26 bps spread adjustment + 288 bps.
(5)     Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of preferred shares.

	Three Months Ended		Three Months Ended
(amounts in millions, except per share data)	March 31, 2025		March 31, 2024
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount		Amount
Series B	$18.16	$1	$20.69	$1
Series E (1)	—	—	2,113.90	8
Series F	1,406.25	6	1,406.25	7
Series G	1,112.50	6	1,112.50	6
Series H	11.25	6	11.25	6
Series I	356.25	2	356.25	2
Series J	17.19	6	17.19	6
Total		$27		$36
(1)     During the fourth quarter of 2024, all remaining $405 million of outstanding Series E Preferred Stock, par value of $0.01 per share, was redeemed.
60 Huntington Bancshares Incorporated

10. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for preferred stock dividends and the impact of preferred stock repurchases and redemptions) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, performance share units, and shares held in deferred compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
The following table shows the calculation of basic and diluted earnings per share.

	Three Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	March 31, 2025	March 31, 2024
Basic earnings per common share:
Net income attributable to Huntington	$527	$419
Dividends on preferred shares	27	36
Net income available to common shareholders	$500	$383
Average common shares issued and outstanding	1,454,498	1,448,492
Basic earnings per common share	$0.34	$0.26
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units, and performance share units	20,340	17,396
Shares held in deferred compensation plans	7,041	7,447
Average dilutive potential common shares	27,381	24,843
Total diluted average common shares issued and outstanding	1,481,879	1,473,335
Diluted earnings per common share	$0.34	$0.26
Anti-dilutive awards (1)	3,486	9,794
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
2025 1Q Form 10-Q 61

11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income. The following table presents total noninterest income disaggregated by operating segment and segregated between revenue with contracts with customers within the scope of ASC 606 and revenue within the scope of other GAAP topics.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended March 31, 2025
Payments and cash management revenue	$108	$32	$—	$140
Wealth and asset management revenue	95	6	—	101
Customer deposit and loan fees	52	2	—	54
Capital markets and advisory fees	4	26	—	30
Leasing revenue	1	3	—	4
Insurance income	17	3	—	20
Other noninterest income	1	1	—	2
Net revenue from contracts with customers	278	73	—	351
Noninterest income within the scope of other GAAP topics	49	89	5	143
Total noninterest income	$327	$162	$5	$494
Three months ended March 31, 2024
Payments and cash management revenue	$107	$27	$—	$134
Wealth and asset management revenue	85	3	—	88
Customer deposit and loan fees	50	4	—	54
Capital markets and advisory fees	4	25	—	29
Leasing revenue	1	9	—	10
Insurance income	16	3	—	19
Other noninterest income	2	—	—	2
Net revenue from contracts with customers	265	71	—	336
Noninterest income within the scope of other GAAP topics	43	74	14	131
Total noninterest income	$308	$145	$14	$467
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2025 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended March 31, 2025 was determined to be immaterial.
12. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2024 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2025 and 2024.
Assets and Liabilities measured at fair value on a recurring basis
62 Huntington Bancshares Incorporated

The following tables present our assets and liabilities measured at fair value on a recurring basis, including instruments we have elected the fair value option.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At March 31, 2025
Assets
Trading account securities:
U.S. Treasury securities	$348	$—	$—	$—	$348
Other trading account securities	—	129	—	—	129
Total trading account securities	348	129	—	—	477
Available-for-sale securities:
U.S. Treasury securities	6,639	—	—	—	6,639
Residential MBS	—	10,029	—	—	10,029
Residential CMO	—	3,822	—	—	3,822
Commercial MBS	—	1,795	—	—	1,795
Other agencies	—	123	—	—	123
Municipal securities	—	33	3,929	—	3,962
Corporate debt	—	1,052	—	—	1,052
Asset-backed securities	—	251	47	—	298
Private-label CMO	—	87	22	—	109
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	6,639	17,202	3,998	—	27,839
Other securities	29	2	—	—	31
Loans held for sale	—	555	—	—	555
Loans held for investment	—	112	63	—	175
MSRs	—	—	564	—	564
Other assets:
Derivative assets	—	500	7	(359)	148
Assets held in trust for deferred compensation plans	187	—	—	—	187
Liabilities
Short-term borrowings (2)	514	10	—	—	524
Long-term debt	—	1,143	—	—	1,143
Derivative liabilities	—	594	4	(145)	453
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Includes debt and equity securities held by our broker dealer in its trading inventory and securities sold short as a hedging strategy for purposes of supporting client trading activities. Level 1 fair value positions are determined by quoted market prices available in an active market for identical securities. When quoted market prices are not available, fair values are classified as Level 2 and are determined using quoted prices for similar assets in active markets.
2025 1Q Form 10-Q 63

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
64 Huntington Bancshares Incorporated

The following table presents a rollforward of the balance sheet amounts measured at fair value on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended March 31, 2025
Opening balance	$573	$2	$3,954	$21	$49	$61
Transfers into Level 3	—	—	—	—	—	3
Transfers out of Level 3 (1)	—	(7)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	(15)	10	—	—	—	—
Other noninterest income	—	(5)	—	—	—	—
Included in OCI	—	—	5	—	—	—
Purchases/originations	20	—	218	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(14)	3	(248)	1	(2)	—
Closing balance	$564	$3	$3,929	$22	$47	$63
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(15)	$3	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	4	—	—	—
Three months ended March 31, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	4
Transfers out of Level 3 (1)	—	(5)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Mortgage banking income	20	7	—	—	—	—
Other noninterest income	—	(2)	—	—	—	—
Included in OCI	—	—	19	—	—	—
Purchases/originations	10	—	72	—	—	—
Settlements	(11)	6	(133)	—	(3)	—
Closing balance	$534	$4	$3,293	$20	$72	$58
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$20	$1	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	18	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2025 1Q Form 10-Q 65

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At March 31, 2025
Assets
Loans held for sale	$555	$537	$18	$—	$—	$—
Loans held for investment	175	187	(12)	4	5	(1)
Liabilities
Long-term debt	1,143	1,138	(5)
At December 31, 2024
Assets
Loans held for sale	$652	$640	$12	$—	$—	$—
Loans held for investment	173	184	(11)	4	4	—
Liabilities
Long-term debt	821	817	(4)
The following table presents the net gains (losses) from fair value changes.

		Three Months Ended
(dollar amounts in millions)	Classification	March 31, 2025	March 31, 2024
Loans held for sale	Mortgage banking income	$6	$(7)
Loans held for investment	Mortgage banking income	(1)	(1)
Long-term debt	Other noninterest income	(1)	—
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
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended
(dollar amounts in millions)	At March 31, 2025	At December 31, 2024	March 31, 2025	March 31, 2024
Collateral-dependent loans	$61	$192	$(23)	$(25)
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
66 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At March 31, 2025				At December 31, 2024
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	7%	-	49%	8%	6%	-	43%	8%
		Spread over forward interest rate swap rates	5%	-	10%	6%	5%	-	10%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	5%	5%	4%	-	5%	5%
		Cumulative default	—%	-	64%	4%	—%	-	39%	4%
		Loss given default (2)				20%				20%
(1)     Certain disclosures related to quantitative level 3 fair value measurements do not include those deemed to be immaterial.
(2)     The range is not meaningful for this unobservable input.
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
Certain assets, the most significant being operating lease assets, bank-owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included in the following tables. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value.
2025 1Q Form 10-Q 67

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At March 31, 2025
Financial Assets
Cash and short-term assets	$15,928	$—	$—	$15,928	$15,928
Trading account securities	—	—	477	477	477
Available-for-sale securities	—	—	27,839	27,839	27,839
Held-to-maturity securities	16,315	—	—	16,315	14,344
Other securities	849	—	31	880	880
Loans held for sale	—	25	555	580	580
Net loans and leases (1)	130,067	—	175	130,242	128,824
Derivative assets	—	—	148	148	148
Assets held in trust for deferred compensation plans	—	—	187	187	187
Financial Liabilities
Deposits (2)	165,337	—	—	165,337	165,343
Short-term borrowings	140	—	524	664	664
Long-term debt	16,953	—	1,143	18,096	18,165
Derivative liabilities	—	—	453	453	453
At December 31, 2024
Financial Assets
Cash and short-term assets	$13,332	$—	$—	$13,332	$13,332
Trading account securities	—	—	53	53	53
Available-for-sale securities	—	—	27,273	27,273	27,273
Held-to-maturity securities	16,368	—	—	16,368	14,086
Other securities	792	—	31	823	823
Loans held for sale	—	2	652	654	654
Net loans and leases (1)	127,625	—	173	127,798	125,557
Derivative assets	—	—	266	266	266
Assets held in trust for deferred compensation plans	—	—	191	191	191
Financial Liabilities
Deposits (2)	162,448	—	—	162,448	162,455
Short-term borrowings	199	—	—	199	199
Long-term debt	15,553	—	821	16,374	16,573
Derivative liabilities	—	—	578	578	578
(1)Includes collateral-dependent loans.
(2)Includes $1.4 billion and $1.5 billion in time deposits in excess of the FDIC insurance coverage limit at March 31, 2025 and December 31, 2024, respectively.
68 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3
At March 31, 2025
Financial Assets
Trading account securities	$348	$129	$—	$—	$477
Available-for-sale securities	6,639	17,202	3,998	—	27,839
Held-to-maturity securities	2,321	12,023	—	—	14,344
Other securities (2)	29	2	—	—	31
Loans held for sale	—	555	25	—	580
Net loans and leases	—	112	128,712	—	128,824
Derivative assets	—	500	7	(359)	148
Financial Liabilities
Deposits	—	151,509	13,834	—	165,343
Short-term borrowings	514	150	—	—	664
Long-term debt	—	12,814	5,351	—	18,165
Derivative liabilities	—	594	4	(145)	453
At December 31, 2024
Financial Assets
Trading account securities	$1	$52	$—	$—	$53
Available-for-sale securities	6,556	16,693	4,024	—	27,273
Held-to-maturity securities	2,023	12,063	—	—	14,086
Other securities (2)	29	2	—	—	31
Loans held for sale	—	652	2	—	654
Net loans and leases	—	113	125,444	—	125,557
Derivative assets	—	606	4	(344)	266
Financial Liabilities
Deposits	—	147,045	15,410	—	162,455
Short-term borrowings	—	199	—	—	199
Long-term debt	—	11,242	5,331	—	16,573
Derivative liabilities	—	666	2	(90)	578
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
2025 1Q Form 10-Q 69

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At March 31, 2025			At December 31, 2024
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$48,454	$138	$54	$45,634	$24	$—
Foreign exchange contracts	248	1	—	250	—	5
Derivatives not designated as Hedging Instruments
Interest rate contracts	46,198	270	463	42,359	456	580
Foreign exchange contracts	5,041	46	41	5,465	79	54
Equity contracts	929	12	4	823	20	2
Commodities contracts	689	38	36	683	29	27
Credit contracts	217	2	—	247	2	—
Total contracts	$101,776	$507	$598	$95,461	$610	$668
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(dollar amounts in millions)		March 31, 2025	March 31, 2024
Interest rate contracts:
Customer	Capital markets and advisory fees	$8	$5
Mortgage banking	Mortgage banking income	21	(11)
Foreign exchange contracts	Capital markets and advisory fees	11	11
Credit contracts	Other noninterest income	(2)	(2)
Commodities contracts	Capital markets and advisory fees	1	1
Equity contracts	Other noninterest income and other noninterest expense	(3)	(2)
Total		$36	$2
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
70 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2025 and December 31, 2024, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At March 31, 2025
Instruments associated with:
Investment securities	$10,987	$—	$—	$10,987
Loans	—	26,250	175	26,425
Long-term debt	11,217	—	—	11,217
Total notional value	$22,204	$26,250	$175	$48,629
At December 31, 2024
Instruments associated with:
Investment securities	$10,987	$—	$—	$10,987
Loans	—	23,300	175	23,475
Long-term debt	11,347	—	—	11,347
Total notional value	$22,334	$23,300	$175	$45,809
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in a decrease to net interest income of $18 million and $68 million for the three-month periods ended March 31, 2025, and March 31, 2024, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $11.0 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, or other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged MBS portfolio has not been attributed to the individual available-for-sale securities in our Unaudited Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(122)	$71
Change in fair value of hedged investment securities (1)	123	(72)
Change in fair value of interest rate swaps hedging long-term debt (2)	143	(128)
Change in fair value of hedged long-term debt (2)	(143)	128
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2025 1Q Form 10-Q 71

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At March 31, 2025	At December 31, 2024	At March 31, 2025	At December 31, 2024
Assets
Investment securities (1)	$16,198	$16,390	$(336)	$(458)
Liabilities
Long-term debt (2)	11,606	11,589	(80)	(223)
(1)Amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio that is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(53) million at March 31, 2025 and $(56) million at December 31, 2024.
Cash Flow Hedges
At March 31, 2025, Huntington had $26.3 billion of interest rate swaps and floors. These are designated as cash flow hedges for variable-rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight-line basis as a reduction to interest income over the contractual life of these contracts.
At March 31, 2025, net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months totaled $30 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Unaudited Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. The positions of these derivatives at March 31, 2025 and December 31, 2024 were net assets of $1 million and $7 million, respectively. At March 31, 2025 and December 31, 2024, Huntington had commitments to sell residential real estate loans of $1.0 billion and $869 million, respectively. These contracts mature in less than one year.
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
72 Huntington Bancshares Incorporated

MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Unaudited Consolidated Balance Sheets. Trading gains (losses) are included in mortgage banking income in the Unaudited Consolidated Statements of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading gains (losses) related to MSR hedging activity are summarized in the following tables.

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Notional value	$1,855	$1,780
Trading liabilities	26	45

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Trading gains (losses)	$15	$(19)
Derivatives used in customer-related activities
Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk-management purposes. Derivative financial instruments used in trading activities consist of commodity, interest rate, and foreign exchange contracts. Huntington enters into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies in order to economically hedge significant exposure related to derivatives used in trading activities.
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at March 31, 2025 and December 31, 2024, were $57 million and $72 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $48.3 billion and $45.2 billion at March 31, 2025 and December 31, 2024, respectively. Huntington’s credit risk from customer derivatives was $77 million and $76 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts was $217 million and $247 million at March 31, 2025 and December 31, 2024, respectively. The position of these derivatives was a net asset of $2 million at both March 31, 2025 and December 31, 2024, respectively.
Financial assets and liabilities that are offset in the Unaudited Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 12 - “Fair Values of Assets and Liabilities”.
Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Additionally, collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with two primary groups: 1) broker-dealers and banks and 2) Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into collateral and master netting agreements with these counterparties and routinely exchanges cash and high quality securities collateral.
2025 1Q Form 10-Q 73

Huntington also enters into transactions with customers to meet their financing, investing, payment, and risk-management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
In addition, Huntington clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $61 million and $192 million at March 31, 2025 and December 31, 2024, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At March 31, 2025, Huntington pledged $207 million of investment securities and cash collateral to counterparties, while other counterparties pledged $239 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At March 31, 2025	$507	$(359)	$148	$(11)	$(9)	$128
At December 31, 2024	610	(344)	266	(5)	(35)	226

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At March 31, 2025	$598	$(145)	$453	$(67)	$(135)	$251
At December 31, 2024	668	(90)	578	(67)	(316)	195
14. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Assets
Net loans and leases	$998	$1,122
Other assets	260	264
Total assets	$1,258	$1,386
Liabilities
Long-term borrowings	$911	$1,023
Other liabilities	98	109
Total liabilities	$1,009	$1,132
74 Huntington Bancshares Incorporated

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
Consolidated VIEs at March 31, 2025 and December 31, 2024 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At March 31, 2025
Affordable Housing Tax Credit Partnerships	$2,413	$1,024	$2,413
Trust Preferred Securities	14	248	—
Other Investments	1,097	175	1,097
Total	$3,524	$1,447	$3,510
At December 31, 2024
Affordable Housing Tax Credit Partnerships	$2,382	$1,065	$2,382
Trust Preferred Securities	14	248	—
Other Investments	1,201	168	1,201
Total	$3,597	$1,481	$3,583
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
2025 1Q Form 10-Q 75

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Affordable housing tax credit investments	$3,702	$3,628
Less: amortization	(1,289)	(1,246)
Net affordable housing tax credit investments	$2,413	$2,382
Unfunded commitments	$1,024	$1,065
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended
(dollar amounts in millions)	March 31, 2025	March 31, 2024
Tax credits and other tax benefits recognized	$86	$76
Proportional amortization expense included in provision for income taxes	70	63
There were no sales of affordable housing tax credit investments during the three-month periods ended March 31, 2025 and 2024. There was no impairment recognized for the three-month periods ended March 31, 2025 and 2024.
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
15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At March 31, 2025	At December 31, 2024
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$39,113	$37,422
Consumer loan portfolio	20,493	19,993
Commercial real estate	2,145	2,089
Standby letters of credit and guarantees on industrial revenue bonds	760	725
Commercial letters of credit	10	17
76 Huntington Bancshares Incorporated

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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Since the conditions under which Huntington is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these guarantees was $27 million at both March 31, 2025 and December 31, 2024.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $201 million at both March 31, 2025 and December 31, 2024, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at March 31, 2025 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
2025 1Q Form 10-Q 77

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
16. SEGMENT REPORTING
Huntington’s business segments are based on our internally-aligned segment leadership structure, which is how management monitors results and assesses performance. Huntington reports on two business segments: Consumer & Regional Banking and Commercial Banking. All other items not included within our two business segments are reported within the Treasury / Other function, which primarily includes technology and operations and other unallocated assets, liabilities, revenue, and expense. For a description of our business segments, see Note 24 - “Segment Reporting” to the Consolidated Financial Statements appearing in Huntington’s 2024 Annual Report on Form 10-K.
The following tables present certain operating basis financial information for each reportable business segment reconciled to Huntington’s consolidated financial results.

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended March 31, 2025
Net interest income (loss)	$943	$513	$(30)	$1,426
Provision for credit losses	47	68	—	115
Net interest income (loss) after provision for credit losses	896	445	(30)	1,311
Noninterest income	327	162	5	494
Noninterest expense:
Direct personnel costs	294	139	238	671
Other noninterest expense, including corporate allocations	525	164	(208)	481
Total noninterest expense	819	303	30	1,152
Income (loss) before income taxes	404	304	(55)	653
Provision (benefit) for income taxes	85	64	(27)	122
Income attributable to non-controlling interest	—	4	—	4
Net income (loss) attributable to Huntington	$319	$236	$(28)	$527
Three months ended March 31, 2024
Net interest income (loss)	$956	$523	$(192)	$1,287
Provision for credit losses	46	61	—	107
Net interest income (loss) after provision for credit losses	910	462	(192)	1,180
Noninterest income	308	145	14	467
Noninterest expense:
Direct personnel costs	275	137	227	639
Other noninterest expense, including corporate allocations	502	157	(161)	498
Total noninterest expense	777	294	66	1,137
Income (loss) before income taxes	441	313	(244)	510
Provision (benefit) for income taxes	93	66	(73)	86
Income attributable to non-controlling interest	—	5	—	5
Net income (loss) attributable to Huntington	$348	$242	$(171)	$419
78 Huntington Bancshares Incorporated

	Assets		Deposits
(dollar amounts in millions)	At March 31, 2025	At December 31, 2024	At March 31, 2025	At December 31, 2024
Consumer & Regional Banking	$78,713	$78,841	$112,972	$111,390
Commercial Banking	69,118	66,919	44,090	43,366
Treasury / Other	61,765	58,470	8,275	7,692
Total	$209,596	$204,230	$165,337	$162,448

2025 1Q Form 10-Q 79

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2024 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 5. Other Information
Trading Plans
On March 13, 2025, Marcy Hingst, our Senior Executive Vice President and General Counsel, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Hingst’s plan is for the vesting and sale of up to 54,800 shares of common stock underlying restricted share units; in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earlier of the date all the shares under the plan are sold and June 12, 2026.
80 Huntington Bancshares Incorporated

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.1
3.7	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.2
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023.	001-34073	3.1
3.9	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023.	Current Report on Form 8-K dated July 19, 2023.	001-34073	3.2
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 17, 2024.	Current Report on Form 8-K dated July 17, 2024.	001-34073	3.1
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	*Form of 2025 Restricted Stock Unit Agreement
31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	***Section 1350 Certification – Chief Executive Officer.
32.2	***Section 1350 Certification – Chief Financial Officer.
101.INS	****The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**Inline XBRL Taxonomy Extension Schema Document
101.CAL	**Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
* Denotes management contract or compensatory plan or arrangement
** Filed herewith
*** Furnished herewith
****    The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2025 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
2025 1Q Form 10-Q 81

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 29, 2025	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2025	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

82 Huntington Bancshares Incorporated