Form 10-Q
period 2025-06-30
HUNTINGTON BANCSHARES INC /MD/
filed 2025-07-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,458,800,042 shares of the registrant’s common stock ($0.01 par value) outstanding on June 30, 2025.

HUNTINGTON BANCSHARES INCORPORATED
2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULC	Allowance for Unfunded Lending Commitments
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC	Bank Holding Company
Board	Board of Directors
C&I	Commercial and Industrial
CDS	Credit Default Swap
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Bureau of Consumer Financial Protection
CFR	Code of Federal Regulations
CLN	Credit Linked Note
CME	Chicago Mercantile Exchange
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EOP	End of Period
EVE	Economic Value of Equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HPI	House Price Index
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LFI	Large Financial Institution
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
2025 2Q Form 10-Q 3

MSR	Mortgage Servicing Right
NAICS	North American Industry Classification System
NALs	Nonaccrual Loans
NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
OBBBA	One Big Beautiful Bill Act
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OLEM	Other Loans Especially Mentioned
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
RV	Recreational Vehicle
SBA	Small Business Administration
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To Be Announced
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
Veritex	Veritex Holdings, Inc.
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
YTD	Year-to-Date
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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking and financial services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of June 30, 2025, our 971 full-service branches and private client group offices are located in Ohio, Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, West Virginia, and Wisconsin. We also maintain a local banking presence in Texas and conduct select financial services and other activities in other states.
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
EXECUTIVE OVERVIEW
Pending Acquisition
On July 14, 2025, Huntington announced entry into a definitive merger agreement with Veritex Holdings, Inc. (“Veritex”), a bank holding company headquartered in Dallas, Texas, whereby Veritex will merge with and into Huntington, with Huntington as the surviving entity. Under the terms of the agreement, Huntington will issue 1.95 shares for each outstanding share of Veritex in a 100% stock transaction. Based on Huntington’s closing price of $17.39 as of July 11, 2025, the consideration is valued at approximately $1.9 billion. As of June 30, 2025, Veritex had $12.5 billion in assets, including $9.5 billion in loans, and $10.4 billion in deposits. The merger is expected to close in the fourth quarter of 2025, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the definitive merger agreement by the Veritex stockholders.
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
2025 2Q Form 10-Q 5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly and Year-to-Date Income Statement Data
	Three Months Ended				Six Months Ended
(amounts in millions, except per share data)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
			Amount	Percent			Amount	Percent
Interest income	$2,556	$2,476	$80	3%	$5,045	$4,856	$189	4%
Interest expense	1,089	1,164	(75)	(6)	2,152	2,257	(105)	(5)
Net interest income	1,467	1,312	155	12	2,893	2,599	294	11
Provision for credit losses	103	100	3	3	218	207	11	5
Net interest income after provision for credit losses	1,364	1,212	152	13	2,675	2,392	283	12
Noninterest income	471	491	(20)	(4)	965	958	7	1
Noninterest expense	1,197	1,117	80	7	2,349	2,254	95	4
Income before income taxes	638	586	52	9	1,291	1,096	195	18
Provision for income taxes	96	106	(10)	(9)	218	192	26	14
Income after income taxes	542	480	62	13	1,073	904	169	19
Income attributable to non-controlling interest	6	6	—	—	10	11	(1)	(9)
Net income attributable to Huntington	536	474	62	13	1,063	893	170	19
Dividends on preferred shares	27	35	(8)	(23)	54	71	(17)	(24)
Net income applicable to common shares	$509	$439	$70	16%	$1,009	$822	$187	23%
Average common shares—basic	1,457	1,451	6	—%	1,456	1,450	6	—%
Average common shares—diluted	1,481	1,474	7	—	1,482	1,474	8	1
Net income per common share—basic	$0.35	$0.30	$0.05	17	$0.69	$0.57	$0.12	21
Net income per common share—diluted	0.34	0.30	0.04	13	0.68	0.56	0.12	21
Cash dividends declared per common share	0.155	0.155	—	—	0.31	0.31	—	—
Return on average total assets	1.04%	0.98%			1.04%	0.93%
Return on average common shareholders’ equity	11.0	10.4			11.1	9.8
Return on average tangible common shareholders’ equity (1)	16.1	16.1			16.4	15.1
Net interest margin (2)	3.11	2.99			3.11	3.00
Efficiency ratio (3)	59.0	60.8			58.9	62.2
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,467	$1,312	$155	12%	$2,893	$2,599	$294	11%
FTE adjustment (2)	16	13	3	23	31	26	5	19
Net interest income, FTE (non-GAAP) (2)	1,483	1,325	158	12	2,924	2,625	299	11
Noninterest income	471	491	(20)	(4)	965	958	7	1
Total revenue, FTE (non-GAAP) (2)	$1,954	$1,816	$138	8%	$3,889	$3,583	$306	9%
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
6 Huntington Bancshares Incorporated

Summary of 2025 Second Quarter Results Compared to 2024 Second Quarter
For the second quarter of 2025, we reported net income of $536 million, or $0.34 per diluted common share, compared with $474 million, or $0.30 per diluted common share, in the year-ago quarter. The second quarter of 2025 reported net income was impacted by an approximately $900 million investment securities repositioning, which decreased pre-tax net income by $58 million, or $46 million after tax.
Net interest income was $1.5 billion for the second quarter of 2025, an increase of $155 million, or 12%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $158 million, or 12%, from the year-ago quarter. The increase in FTE net interest income primarily reflected a $13.0 billion, or 7%, increase in average earning assets and a 12 basis point increase in the FTE NIM to 3.11%, partially offset by a $12.9 billion, or 9%, increase in average interest-bearing liabilities. The NIM increase was primarily due to net hedging activity and a decrease in cost of funding, partially offset by a decrease in yields on earning assets.
The provision for credit losses increased $3 million, or 3%, from the year-ago quarter to $103 million in the second quarter of 2025. The ACL increased $92 million from the year-ago quarter to $2.5 billion, or 1.86% of total loans and leases, in the second quarter of 2025, compared to $2.4 billion, or 1.95% of total loans and leases, for the year-ago quarter.
Noninterest income was $471 million, a decrease of $20 million, or 4%, from the year-ago quarter, primarily due to the $58 million loss on sale of investment securities and a decrease in leasing revenue, partially offset by increases in wealth and asset management revenue, customer deposit and loan fees, payments and cash management revenue, and capital markets and advisory fees. Noninterest expense was $1.2 billion, an increase of $80 million, or 7%, from the year-ago quarter, primarily due to higher personnel costs and outside data processing and other services.
Consolidated Balance Sheet and Capital Ratios as of June 30, 2025 Compared to Prior Year End
Total assets at June 30, 2025 were $207.7 billion, an increase of $3.5 billion, or 2%, compared to December 31, 2024. The increase in total assets was primarily driven by increases in loans and leases of $4.9 billion, or 4%, and investment securities of $1.1 billion, or 2%, partially offset by a decrease in interest-earning deposits with banks of $2.5 billion, or 21%. Total liabilities at June 30, 2025 were $186.8 billion, an increase of $2.3 billion, or 1%, compared to December 31, 2024. The increase in total liabilities was primarily driven by increases in long-term debt of $1.1 billion, or 7%, and total deposits of $932 million, or 1%.
The tangible common equity to tangible assets ratio increased to 6.6% at June 30, 2025, compared to 6.1% at December 31, 2024, primarily due to an increase in tangible common equity from current period earnings, net of dividends, and an improvement in AOCI. The CET1 risk-based capital ratio was 10.5% at both June 30, 2025 and December 31, 2024, as current period earnings, net of dividends, were offset by an increase in risk-weighted assets.
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
2025 2Q Form 10-Q 7

Our quarterly results reflect the continued execution of our growth strategy and leveraging the strength of our balance sheet, highlighted by growth in loans and average deposits, continued expansion of our net interest income, and strong performance in fee revenue. Our credit continues to perform well, driven by our ongoing disciplined approach to managing credit quality consistent with our aggregate moderate-to-low risk appetite. We remain focused on delivering profitable growth and driving value for our shareholders and believe Huntington is well positioned to manage through the evolving economic outlook.
Economy
The market continues to be challenging, however, some clarity is starting to emerge. Tariff impacts remain fluid with the most recent deadline to negotiate trade agreements being extended until August 1, 2025. While the OBBBA was passed by Congress and signed into law, there remains uncertainty of the impact. Among other things, the OBBBA increases the debt ceiling, which relieves some short-term market pressure. The Federal Reserve has now held rates steady for the first half of 2025 as inflation remains above its 2% target. On the employment side, the labor market has held up well, with unemployment at 4.1%. Federal Reserve officials continue to reiterate that they can be patient at current inflation and unemployment levels to see how policy changes impact economic data, however, certain Federal Reserve officials have recently discussed restarting rate cuts.
Economic data remains mixed. The services sector, while continuing to expand, is starting to slow down. The manufacturing sector appears to be stabilizing after a couple of years of contraction. U.S. consumer spending is slowing but has held up better than expected. It remains uncertain where tariff levels will end up and how that will impact the economy in terms of inflation, corporate profits, and consumer spending. Geopolitical risks also increased in the second quarter of 2025 and have the potential to cause economic shocks.
Other Recent Developments
The One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the OBBBA into law. The OBBBA delivers a sweeping legislative package aimed at fulfilling key economic and policy priorities of the Trump administration. While several key provisions will impact Huntington, we are still evaluating the provisions of the OBBBA but do not expect the impacts to be material.
Consumer Financial Protection Bureau - Overdraft Fee Rule and Guidance
In May 2025, President Trump signed a Congressional Review Act resolution that overturns the CFPB’s December 2024 final rule that would have taken effect October 1, 2025 and imposed certain requirements on overdraft fees, similar to those that apply to credit cards, unless the financial institution limited the amount of overdraft fees to the higher of the amount of costs and losses to provide overdraft services or $5.00.
In May 2025, the CFPB announced that it rescinded 67 guidance documents, including interpretive rules, policy statements, and advisory opinions spanning over a decade. As a result, financial institutions may need to reassess compliance programs that were built around guidance that has now been withdrawn.
Community Reinvestment Act
In July 2025, the federal banking agencies issued a notice of proposed rulemaking which, if finalized, would rescind the CRA final rule issued in October 2023 and reinstate the CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.
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

8 Huntington Bancshares Incorporated

Quarterly Average Balance Sheet / Net Interest Income
The following table details the change in our quarterly average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin Analysis
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average	Interest Income/Expense	Yield/	Average	Interest Income/Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$12,264	$139	4.52%	$11,116	$154	5.55%	$1,148	10%
Securities:
Trading account securities	634	6	3.72	143	2	5.10	491	NM
Available-for-sale securities:
Taxable	24,015	278	4.62	24,184	322	5.33	(169)	(1)
Tax-exempt	3,251	41	4.93	2,684	34	5.07	567	21
Total available-for-sale securities	27,266	319	4.66	26,868	356	5.30	398	1
Held-to-maturity securities—taxable	16,130	107	2.66	15,211	93	2.44	919	6
Other securities	881	12	5.85	776	10	5.21	105	14
Total securities	44,911	444	3.95	42,998	461	4.29	1,913	4
Loans held for sale	746	12	6.43	572	10	6.81	174	30
Loans and leases: (3)
Commercial:
Commercial and industrial	59,393	914	6.09	51,724	829	6.33	7,669	15
Commercial real estate	10,785	183	6.71	12,163	233	7.60	(1,378)	(11)
Lease financing	5,458	92	6.66	5,071	82	6.41	387	8
Total commercial	75,636	1,189	6.22	68,958	1,144	6.56	6,678	10
Consumer:
Residential mortgage	24,423	253	4.15	23,909	232	3.89	514	2
Automobile	15,132	219	5.82	12,989	172	5.34	2,143	16
Home equity	10,196	186	7.32	10,056	196	7.86	140	1
RV and marine	5,921	79	5.31	5,966	76	5.11	(45)	(1)
Other consumer	1,863	51	10.88	1,498	44	11.75	365	24
Total consumer	57,535	788	5.49	54,418	720	5.32	3,117	6
Total loans and leases	133,171	1,977	5.91	123,376	1,864	6.01	9,795	8
Total earning assets	191,092	2,572	5.40	178,062	2,489	5.62	13,030	7
Cash and due from banks	1,407			1,340			67	5
Goodwill and other intangible assets	5,640			5,685			(45)	(1)
All other assets	9,713			9,471			242	3
Total assets	$207,852			$194,558			$13,294	7%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$44,677	$223	2.00%	$39,431	$210	2.13%	$5,246	13%
Money market deposits	61,090	464	3.05	53,553	513	3.85	7,537	14
Savings deposits	15,127	11	0.28	15,408	3	0.09	(281)	(2)
Time deposits	13,290	124	3.74	15,556	181	4.70	(2,266)	(15)
Total interest-bearing deposits	134,184	822	2.46	123,948	907	2.94	10,236	8
Short-term borrowings	1,261	13	4.37	1,214	19	6.31	47	4
Long-term debt	17,776	254	5.69	15,146	238	6.28	2,630	17
Total interest-bearing liabilities	153,221	1,089	2.85	140,308	1,164	3.34	12,913	9
Demand deposits—noninterest-bearing	29,245			29,630			(385)	(1)
All other liabilities	4,788			5,314			(526)	(10)
Total liabilities	187,254			175,252			12,002	7
Total Huntington shareholders’ equity	20,548			19,254			1,294	7
Non-controlling interest	50			52			(2)	(4)
Total equity	20,598			19,306			1,292	7
Total liabilities and equity	$207,852			$194,558			$13,294	7%
Net interest rate spread			2.55			2.28
Impact of noninterest-bearing funds on NIM			0.56			0.71
NII/NIM (FTE)		$1,483	3.11%		$1,325	2.99%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2025 2Q Form 10-Q 9

Quarterly Net Interest Income
Net interest income for the second quarter of 2025 increased $155 million, or 12%, from the second quarter of 2024. FTE net interest income, a non-GAAP financial measure, for the second quarter of 2025 increased $158 million, or 12%, from the second quarter of 2024. The increase in FTE net interest income primarily reflects a $13.0 billion, or 7%, increase in average earning assets and a 12 basis point increase in the FTE NIM to 3.11%, partially offset by a $12.9 billion, or 9%, increase in average interest-bearing liabilities. The higher NIM was driven by net hedging activity and a lower cost of funds, partially offset by a decrease in yields on earning assets.
Quarterly Average Balance Sheet
Average assets for the second quarter of 2025 were $207.9 billion, an increase of $13.3 billion, or 7%, from the second quarter of 2024, primarily due to increases in average loans and leases of $9.8 billion, or 8%, average total securities of $1.9 billion, or 4%, and average interest-earning deposits with banks of $1.1 billion, or 10%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $6.7 billion, or 10%, and average consumer loans of $3.1 billion, or 6%.
Average liabilities for the second quarter of 2025 increased $12.0 billion, or 7%, from the second quarter of 2024, primarily due to increases in average deposits of $9.9 billion, or 6%, and in average total borrowings of $2.7 billion, or 16%. Average deposits increased due to an increase in average interest-bearing deposits of $10.2 billion, or 8%, partially offset by a decrease in noninterest-bearing deposits of $385 million, or 1%. The increase in average interest-bearing deposits was primarily due to increases in average money market and interest-bearing demand deposits, partially offset by a decrease in average time deposits. The increase in average total borrowings was driven by holding company and bank debt issuances and CLN transactions over the last year.
Average shareholders’ equity for the second quarter of 2025 increased $1.3 billion, or 7%, from the second quarter of 2024, primarily due to earnings, net of dividends, and the benefit from a decrease in average accumulated other comprehensive loss driven by changes in the interest rate environment, partially offset by the fourth quarter 2024 redemption of series E preferred stock.
10 Huntington Bancshares Incorporated

Year-to-Date Average Balance Sheet / Net Interest Income
The following table details the change in our year-to-date average balance sheet and the net interest margin.

Table 3 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average	Interest Income/Expense	Yield/	Average	Interest Income/Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,950	$268	4.49%	$10,439	$288	5.53%	$1,511	14%
Securities:
Trading account securities	561	10	3.70	138	4	5.12	423	NM
Available-for-sale securities:
Taxable	24,130	565	4.68	23,349	618	5.29	781	3
Tax-exempt	3,252	83	5.08	2,680	68	5.06	572	21
Total available-for-sale securities	27,382	648	4.73	26,029	686	5.27	1,353	5
Held-to-maturity securities—taxable	16,243	215	2.65	15,389	188	2.44	854	6
Other securities	879	24	5.57	750	19	5.22	129	17
Total securities	45,065	897	3.98	42,306	897	4.24	2,759	7
Loans held for sale	665	21	6.45	515	17	6.68	150	29
Loans and leases: (3)
Commercial:
Commercial and industrial	58,478	1,787	6.08	51,175	1,630	6.29	7,303	14
Commercial real estate	10,902	368	6.71	12,363	473	7.58	(1,461)	(12)
Lease financing	5,467	181	6.57	5,076	161	6.27	391	8
Total commercial	74,847	2,336	6.21	68,614	2,264	6.52	6,233	9
Consumer:
Residential mortgage	24,362	503	4.13	23,809	459	3.86	553	2
Automobile	14,900	426	5.77	12,771	330	5.20	2,129	17
Home equity	10,160	369	7.33	10,064	391	7.81	96	1
RV and marine	5,936	157	5.32	5,929	150	5.08	7	—
Other consumer	1,818	99	10.94	1,466	86	11.83	352	24
Total consumer	57,176	1,554	5.47	54,039	1,416	5.26	3,137	6
Total loans and leases	132,023	3,890	5.89	122,653	3,680	5.97	9,370	8
Total earning assets	189,703	5,076	5.40	175,913	4,882	5.58	13,790	8
Cash and due from banks	1,406			1,416			(10)	(1)
Goodwill and other intangible assets	5,646			5,691			(45)	(1)
All other assets	9,722			9,412			310	3
Total assets	$206,477			$192,432			$14,045	7%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$44,132	$428	1.96%	$38,960	$410	2.11%	$5,172	13%
Money market deposits	60,654	922	3.06	52,431	994	3.81	8,223	16
Savings deposits	14,998	18	0.24	15,517	5	0.06	(519)	(3)
Time deposits	13,639	264	3.90	15,475	355	4.62	(1,836)	(12)
Total interest-bearing deposits	133,423	1,632	2.47	122,383	1,764	2.90	11,040	9
Short-term borrowings	1,350	27	4.10	1,257	38	6.12	93	7
Long-term debt	17,341	493	5.68	14,461	455	6.29	2,880	20
Total interest-bearing liabilities	152,114	2,152	2.85	138,101	2,257	3.29	14,013	10
Demand deposits—noninterest-bearing	29,096			29,770			(674)	(2)
All other liabilities	4,944			5,277			(333)	(6)
Total liabilities	186,154			173,148			13,006	8
Total Huntington shareholders’ equity	20,274			19,234			1,040	5
Non-controlling interest	49			50			(1)	(2)
Total equity	20,323			19,284			1,039	5
Total liabilities and shareholders’ equity	$206,477			$192,432			$14,045	7%
Net interest rate spread			2.55			2.29
Impact of noninterest-bearing funds on margin			0.56			0.71
Net interest margin/NII		$2,924	3.11%		$2,625	3.00%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include the impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2025 2Q Form 10-Q 11

Year-to-Date Net Interest Income
Net interest income for the first six-month period of 2025 increased $294 million, or 11%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first six-month period of 2025 increased $299 million, or 11%, from the year-ago period. The increase in FTE net interest income reflected an 11 basis point increase in the FTE NIM to 3.11% and a $13.8 billion, or 8%, increase in average total earning assets, partially offset by a $14.0 billion, or 10%, increase in interest-bearing liabilities. The higher NIM was driven by net hedging activity and a lower cost of funds, partially offset by the decrease in yields on earning assets.
Year-to-Date Average Balance Sheet
Average assets for the first six-month period of 2025 were $206.5 billion, an increase of $14.0 billion, or 7%, from the year-ago period, primarily due to increases in average loans and leases of $9.4 billion, or 8%, total securities of $2.8 billion, or 7%, and interest-earning deposits with banks of $1.5 billion, or 14%. The increase in average loans and leases included growth in average commercial loans and leases of $6.2 billion, or 9%, and average consumer loans of $3.1 billion, or 6%.
Average liabilities for the first six-month period of 2025 increased $13.0 billion, or 8%, from the year-ago period, primarily due to increases in average deposits of $10.4 billion, or 7%, and in average total borrowings of $3.0 billion or 19%. Average deposits increased due to an increase in average interest-bearing deposits of $11.0 billion, or 9%, partially offset by a decrease in noninterest-bearing deposits of $674 million, or 2%. The increase in average interest-bearing deposits was driven by increases in average money market deposits and demand deposits, partially offset by decreases in time and savings deposits. The increase in average total borrowings was driven by an increase in long-term FHLB advances, debt issuances, and auto loan securitization and CLN transactions used to support asset growth.
Average shareholders’ equity for the first six-month period of 2025 increased $1.0 billion, or 5%, from the year-ago period primarily due to earnings, net of dividends, and the benefit from a decrease in average accumulated other comprehensive loss, partially offset by the series E preferred stock redemption.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the second quarter of 2025 was $103 million, an increase of $3 million, or 3%, compared to the second quarter of 2024. On a year-to-date basis, provision for credit losses for the first six-month period of 2025 was $218 million, an increase of $11 million, or 5%, compared to the year-ago period.
The following table presents the components of the provision for credit losses.

Table 4 - Provision for Credit Losses
	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Provision for loan and lease losses	$134	$114	$239	$231
Provision (benefit) for unfunded lending commitments	(31)	(16)	(18)	(26)
Provision (benefit) for securities	—	2	(3)	2
Total provision for credit losses	$103	$100	$218	$207
12 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 5 - Noninterest Income
	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2025	2024	Percent	2025	2024	Percent
Payments and cash management revenue	$165	$154	7%	$320	$300	7%
Wealth and asset management revenue	102	90	13	203	178	14
Customer deposit and loan fees	95	83	14	181	160	13
Capital markets and advisory fees	84	73	15	151	129	17
Mortgage banking income	28	30	(7)	59	61	(3)
Leasing revenue	10	19	(47)	24	41	(41)
Insurance income	19	18	6	39	37	5
Net gains (losses) on sales of securities	(58)	—	NM	(58)	—	NM
Other noninterest income	26	24	8	46	52	(12)
Total noninterest income	$471	$491	(4)%	$965	$958	1%
Noninterest income for the second quarter of 2025 was $471 million, a decrease of $20 million, or 4%, from the year-ago quarter. Net gains (losses) on sales of securities for the second quarter of 2025 included $58 million of net loss on the sale of securities as a result of corporate debt securities repositioning. Leasing revenue decreased $9 million, or 47%, primarily due to lower operating lease income and income on terminated leases. Partially offsetting these decreases, wealth and asset management revenue increased $12 million, or 13%, primarily due to increases in trust and investment management income. Customer deposit and loan fees increased $12 million, or 14%, primarily due to higher loan commitment fees. Payments and cash management revenue increased $11 million, or 7%, driven by higher merchant acquiring and cash management revenue. Capital markets and advisory fees increased $11 million, or 15%, primarily due to commercial loan production related activities.
Noninterest income for the first six-month period of 2025 increased $7 million, or 1%, from the year-ago period. Wealth and asset management revenue increased $25 million, or 14%, reflecting higher trust and investment management account income. Capital markets and advisory fees increased $22 million, or 17%, primarily due to commercial loan production related activities. Customer deposit and loan fees increased $21 million, or 13%, primarily reflecting higher loan commitment and deposit fees. Payments and cash management revenue increased $20 million, or 7%, reflecting higher merchant acquiring, commercial treasury management, and card transaction revenue. Partially offsetting these increases, net gains (losses) on sales of securities included $58 million of net loss on sale of securities as a result of corporate debt securities repositioning, and leasing revenue decreased $17 million, or 41%, driven by lower operating lease income and income on terminated leases.
2025 2Q Form 10-Q 13

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented.

Table 6 - Noninterest Expense
	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2025	2024	Percent	2025	2024	Percent
Personnel costs	$722	$663	9%	$1,393	$1,302	7%
Outside data processing and other services	182	165	10	352	331	6
Equipment	68	62	10	135	132	2
Net occupancy	54	51	6	119	108	10
Marketing	28	27	4	57	55	4
Deposit and other insurance expense	20	25	(20)	57	79	(28)
Professional services	22	26	(15)	44	51	(14)
Amortization of intangibles	11	12	(8)	22	24	(8)
Lease financing equipment depreciation	2	4	(50)	6	8	(25)
Other noninterest expense	88	82	7	164	164	—
Total noninterest expense	$1,197	$1,117	7%	$2,349	$2,254	4%
Number of employees (average full-time equivalent)	20,242	19,889	2%	20,166	19,805	2%
Noninterest expense for the second quarter of 2025 was $1.2 billion, an increase of $80 million, or 7%, from the year-ago quarter. Personnel costs increased $59 million, or 9%, primarily due to higher incentive compensation and salary expense. Outside data processing and other services increased $17 million, or 10%, primarily due to higher technology and data expense.
Noninterest expense for the first six-month period of 2025 increased $95 million, or 4%, from the year-ago period. Personnel costs increased $91 million, or 7%, primarily due to increases in incentive compensation and salary expense, partially offset by a decline in benefits expense. Outside data processing increased $21 million, or 6%, primarily due to higher technology and data expense. Net occupancy increased $11 million, or 10%, largely due to an increase in building services expense. Partially offsetting these increases, deposit and other insurance expense decreased $22 million, or 28%, primarily due to $38 million of additional expense attributable to the FDIC DIF special assessment recognized in the first six-month period of 2024, partially offset by non-recurring adjustments to FDIC insurance expense recognized in the first six-month period of 2025.
Provision for Income Taxes
The provision for income taxes in the second quarter of 2025 was $96 million, compared to $106 million in the second quarter of 2024. The provision for income taxes for the six-month periods ended June 30, 2025 and June 30, 2024 was $218 million and $192 million, respectively. All periods included the benefits from general business credits, tax-exempt income, tax-exempt bank-owned life insurance income, and investments in qualified affordable housing projects. The effective tax rate for the second quarter of 2025 and second quarter of 2024 was 15.0% and 18.2%, respectively. The effective tax rates for the six-month periods ended June 30, 2025 and June 30, 2024 were 16.8% and 17.5%, respectively. The decrease in the effective tax rate in the second quarter of 2025, compared to the second quarter of 2024, and the six-month period ended June 30, 2025, compared to June 30, 2024, related primarily to the remeasurement of deferred tax assets for changes in certain state tax laws which were enacted in the second quarter of 2025.
The net federal deferred tax asset was $674 million, and the net state deferred tax asset was $106 million at June 30, 2025.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2019. The 2020-2023 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2020.
14 Huntington Bancshares Incorporated

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
At June 30, 2025, our loans and leases totaled $135.0 billion, representing a $4.9 billion, or 4%, increase compared to $130.0 billion at December 31, 2024.
The table below provides the composition of our total loan and lease portfolio.

Table 7 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At June 30, 2025		At December 31, 2024
Commercial:
Commercial and industrial	$60,723	45%	$56,809	43%
Commercial real estate	10,698	8	11,078	9
Lease financing	5,516	4	5,454	4
Total commercial	76,937	57	73,341	56
Consumer:
Residential mortgage	24,527	19	24,242	19
Automobile	15,382	11	14,564	11
Home equity	10,221	8	10,142	8
RV and marine	5,907	4	5,982	5
Other consumer	1,986	1	1,771	1
Total consumer	58,023	43	56,701	44
Total loans and leases	$134,960	100%	$130,042	100%
2025 2Q Form 10-Q 15

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

Table 8 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At June 30, 2025		At December 31, 2024
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,431	11%	$15,242	12%
Retail trade (2)	11,380	8	11,864	9
Finance and insurance (1)	7,918	6	6,589	5
Manufacturing	7,580	6	7,261	6
Wholesale trade	5,559	4	4,904	4
Health care and social assistance (1)	5,398	4	5,295	4
Accommodation and food services	3,378	3	3,226	2
Transportation and warehousing	3,318	3	3,324	3
Utilities	2,460	2	2,406	2
Other Services	2,241	2	1,962	2
Professional, scientific, and technical services	2,235	2	2,053	2
Construction	2,118	2	1,890	1
Arts, entertainment, and recreation	1,820	1	1,646	1
Information (1)	1,818	1	1,647	1
Admin./support/waste mgmt. and remediation services	1,697	1	1,681	1
Public administration	827	1	705	1
Educational services	610	—	539	—
Agriculture, forestry, fishing, and hunting	444	—	478	—
Mining, quarrying, and oil and gas extraction	243	—	237	—
Management of companies and enterprises	237	—	251	—
Unclassified/other	225	—	141	—
Total commercial loans and leases by industry category	76,937	57	73,341	56
Residential mortgage	24,527	19	24,242	19
Automobile	15,382	11	14,564	11
Home equity	10,221	8	10,142	8
RV and marine	5,907	4	5,982	5
Other consumer loans	1,986	1	1,771	1
Total loans and leases	$134,960	100%	$130,042	100%
(1)     Includes non-real estate secured commercial loans to REITs, which are classified in the C&I loan category.
(2)    Amounts include $4.0 billion and $4.2 billion of auto dealer services loans at June 30, 2025 and December 31, 2024, respectively.
16 Huntington Bancshares Incorporated

The following tables present our commercial real estate portfolio by property-type and geographic location.

Table 9 - Commercial Real Estate Portfolio by Property-type
	At June 30, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Property-Type	% of Total Loans and Leases	Amount by Property-Type	% of Total Loans and Leases
Multi-family	$3,947	3%	$4,426	3%
Warehouse/Industrial	1,696	1	1,604	2
Retail	1,631	1	1,477	1
Office	1,483	1	1,559	1
Hotel	848	1	817	1
Other	1,093	1	1,195	1
Total commercial real estate loans and leases	$10,698	8%	$11,078	9%

Table 10 - Commercial Real Estate Portfolio by Geographic Location
	At June 30, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE Loans and Leases	Amount by Location (1)	% of Total CRE Loans and Leases
Ohio	$1,974	18%	$1,938	17%
Michigan	1,929	18	2,148	19
Florida	1,009	9	1,064	10
Illinois	715	7	683	6
Pennsylvania	506	5	426	4
Wisconsin	393	4	342	3
California	382	4	387	3
Colorado	370	3	362	3
Texas	363	3	476	4
Georgia	350	3	375	3
Other	2,707	26	2,877	28
Total commercial real estate loans and leases	$10,698	100%	$11,078	100%
(1)    Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $10.7 billion at June 30, 2025, a decrease of $380 million, or 3%, compared to December 31, 2024. The CRE portfolio had an associated allowance coverage of 3.9% and 4.3% at June 30, 2025 and December 31, 2024, respectively.
With declines in demand and property values of office space across the country, the office sector continues to be an area of uncertainty. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.5 billion, or 1% of total loans and leases, as of June 30, 2025, compared to $1.6 billion, or 1% of total loans and leases, at December 31, 2024. We have established ACL reserves of approximately 11% for our CRE office portfolio as of both June 30, 2025 and December 31, 2024. As of June 30, 2025, there was $15 million of outstanding balances in the office portfolio that were 30 or more days past due.
2025 2Q Form 10-Q 17

Credit Quality
(This section should be read in conjunction with Note 5 - “Loans and Leases” and Note 6 - “Allowance for Credit Losses” of the Notes to Unaudited Consolidated Financial Statements.)
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
Credit quality performance in the second quarter of 2025 reflected NCOs of $66 million, or 0.20% of average total loans and leases, annualized, a decrease of $24 million, compared to $90 million, or 0.29%, in the year-ago quarter. The decrease reflects a $26 million decrease in commercial NCOs to $31 million, partially offset by a $2 million increase in consumer NCOs to $35 million in the second quarter of 2025. NPAs increased from December 31, 2024 by $30 million, or 4%, primarily driven by increases in commercial and industrial, commercial real estate, and residential mortgage of $32 million, $20 million, and $10 million, respectively, partially offset by a $31 million decrease in other NPAs.
NALs and NPAs
The following table presents the details of our NALs and NPAs.

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Nonaccrual loans and leases (NALs):
Commercial and industrial	$489	$457
Commercial real estate	138	118
Lease financing	10	10
Residential mortgage	93	83
Automobile	5	6
Home equity	105	107
RV and marine	2	2
Total nonaccrual loans and leases	842	783
Other real estate, net	10	8
Other NPAs (1)	—	31
Total nonperforming assets	$852	$822
Nonaccrual loans and leases as a % of total loans and leases	0.62%	0.60%
NPA ratio (2)	0.63	0.63
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
The baseline economic scenario used in the June 30, 2025 ACL determination assumes the imposition of tariffs impacts global trade and weakens the U.S. economy, with weak near-term GDP growth and increasing unemployment. The unemployment rate is forecasted to increase to 4.4% by the fourth quarter of 2025, continuing to increase to 4.9% through the end of 2026. The Federal Reserve is projected to restart rate cuts beginning the second half of 2025 and into 2026, until reaching a federal funds rate of 3% by the third quarter of 2026. Inflation starts out at 3.8% with modest improvement expected through the remainder of 2025 and into 2026, before ending 2026 at 1.8%. GDP starts out at 0.4%, with improvement through the end of 2026, ending at 1.9%.
18 Huntington Bancshares Incorporated

The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2024.

Table 12 - Forecasted Key Macroeconomic Variables
	2024	2025		2026
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2024	4.2%	4.1%	4.1%	4.0%	4.0%
2Q 2025	N/A	4.2	4.4	4.8	4.9
Gross Domestic Product (1)
4Q 2024	2.0%	2.1%	2.1%	1.9%	2.2%
2Q 2025	N/A	0.4	1.6	1.7	1.9
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
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2025 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profiles the Company maintains at June 30, 2025 relate to business banking loans within the C&I portfolio and office loans within the CRE portfolio. The business banking risk profile addresses a modestly upward trend in default rates resulting from higher interest rates and inflationary impacts on business banking customers. The office portfolio risk profile addresses concerns relating to higher interest rates, upcoming maturities, falling property values, and uncertainty about demand for office space.
Our ACL evaluation process includes the on-going assessment of credit quality metrics and a comparison of certain ACL benchmarks to current performance.
2025 2Q Form 10-Q 19

The table below reflects the allocation of our ACL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL.

Table 13 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At June 30, 2025			At December 31, 2024
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$1,068	45%	45%	$947	42%	43%
Commercial real estate	417	18	8	473	21	9
Lease financing	63	3	4	64	3	4
Total commercial	1,548	66	57	1,484	66	56
Consumer
Residential mortgage	208	9	19	205	9	19
Automobile	161	7	11	145	6	11
Home equity	153	7	8	148	7	8
RV and marine	143	6	4	150	7	5
Other consumer	118	5	1	112	5	1
Total consumer	783	34	43	760	34	44
Total ALLL	2,331			2,244
AULC	184			202
Total ACL	$2,515			$2,446
Total ALLL as a % of
Total loans and leases	1.73%			1.73%
Nonaccrual loans and leases	277			286
NPAs	274			273
Total ACL as % of
Total loans and leases	1.86%			1.88%
Nonaccrual loans and leases	299			312
NPAs	295			297
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At June 30, 2025, the ACL was $2.5 billion, or 1.86% of total loans and leases, compared to $2.4 billion, or 1.88%, at December 31, 2024. The increase in the ACL was driven by loan and lease growth, partially offset by a slight reduction in the ACL coverage ratio. The ACL coverage ratio at June 30, 2025 is reflective of the current macro-economic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
20 Huntington Bancshares Incorporated

NCOs
The table below reflects NCO detail.

Table 14 - Net Charge-off Analysis
	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$32	$21	$80	$63
Commercial real estate	(3)	36	(11)	49
Lease financing	2	—	6	—
Total commercial	31	57	75	112
Consumer:
Residential mortgage	1	1	1	1
Automobile	7	6	20	15
Home equity	—	—	—	—
RV and marine	5	4	12	9
Other consumer	22	22	44	45
Total consumer	35	33	77	70
Total net charge-offs	$66	$90	$152	$182
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.22%	0.16%	0.28%	0.24%
Commercial real estate	(0.14)	1.19	(0.20)	0.79
Lease financing	0.12	0.02	0.22	0.01
Total commercial	0.16	0.33	0.20	0.33
Consumer:
Residential mortgage	0.01	0.01	0.01	0.01
Automobile	0.19	0.20	0.27	0.24
Home equity	0.01	(0.01)	0.01	—
RV and marine	0.33	0.25	0.39	0.31
Other consumer	4.86	5.98	4.87	6.18
Total consumer	0.25	0.24	0.27	0.26
Net charge-offs as a % of average loans and leases	0.20%	0.29%	0.23%	0.30%
NCOs were an annualized 0.20% of average loans and leases in the second quarter of 2025, down from 0.29% in the year-ago quarter, largely due to the net recoveries in commercial real estate loans in the current quarter. NCOs for commercial loans and leases were lower, with annualized commercial loan and lease NCOs of 0.16% in the second quarter of 2025, compared to 0.33% in the year-ago quarter. Annualized consumer loan NCOs of 0.25% in the second quarter of 2025 increased slightly compared to 0.24% in the year-ago quarter.

NCOs were an annualized 0.23% of average loans and leases for the first six-month period of 2025, down from 0.30% in the year ago period largely due to net recoveries in commercial real estate loans in the current period. NCOs for the commercial loans and leases were lower, with annualized commercial loan and lease NCOs of 0.20% in the current period, compared to 0.33% in the year-ago period. Annualized consumer loan NCOs of 0.27% in the current period increased slightly compared to 0.26% in the year-ago period.
2025 2Q Form 10-Q 21

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
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest-bearing deposits on our total deposit beta. Following the start of the current falling rate cycle, which began in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) was 38%.
We use two approaches to model interest rate risk: net interest income at risk (NII at Risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a wide range of interest rate scenarios, including instantaneous and gradual, as well as parallel and non-parallel changes in interest rates. The NII at Risk results included in the table below presents select gradual “ramp” -200, -100, +100, and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.

Table 15 - Net Interest Income at Risk
	At June 30, 2025			At December 31, 2024
	Federal Funds Rate			Federal Funds Rate
Basis point change scenario	Starting Point	Month 12 (1)	NII at Risk (%)	Starting Point	Month 12 (1)	NII at Risk (%)
+200	4.50%	5.25%	1.5%	4.50%	6.00%	2.0%
+100	4.50	4.25	0.6	4.50	5.00	0.8
Base	4.50	3.25	—	4.50	4.00	—
-100	4.50	2.25	-0.7	4.50	3.00	-0.5
-200	4.50	1.25	-1.9	4.50	2.00	-1.3
(1)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset-sensitive at both June 30, 2025, and December 31, 2024. The primary drivers to the change in sensitivity from December 31, 2024 include current and projected balance sheet composition over the simulation horizon and market rates.
22 Huntington Bancshares Incorporated

EVE at Risk is used by management to measure the impact of interest rate changes on the net present value of assets and liabilities, including derivative exposures, using a wide range of scenarios. The EVE results included in the table below reflects select immediate -200, -100, +100, and +200 basis point parallel “shock” scenarios from the yield curve term points at the specific point in time that EVE sensitivity is measured.

Table 16 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At June 30, 2025	0.7%	2.0%	-3.9%	-9.0%
At December 31, 2024	5.9	4.3	-5.8	-12.6
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
Table 17 shows all swap and floor positions that are utilized for purposes of managing our exposures to the variability of interest rates. The interest rate variability may impact either the fair value of the assets and liabilities or the cash flows attributable to net interest margin. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount of assets and liabilities (i.e., notional amounts) to another interest rate index. The positions are also used to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable-rate index into a fixed rate. The volume, maturity, and mix of derivative positions change frequently as we adjust our broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 - “Derivative Financial Instruments” of the Notes to Unaudited Consolidated Financial Statements.
2025 2Q Form 10-Q 23

The table below presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 17 - Information on Asset Liability Management Instruments
		Weighted-Average Maturity (years)		Weighted-Average Fixed Rate
(dollar amounts in millions)	Notional Value		Fair Value
At June 30, 2025
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$7,982	2.3	$163	1.69%
Pay Fixed - Receive SOFR - forward-starting (2)	1,160	13.0	26	3.36
Loans:
Receive Fixed - Pay SOFR	14,050	2.4	(62)	3.15
Receive Fixed - Pay SOFR - forward-starting (3)	2,250	4.0	15	3.47
Liability conversion swaps
Receive Fixed - Pay SOFR	9,399	3.2	(58)	3.46
Receive Fixed - Pay SOFR - forward-starting (3)	1,200	5.8	23	3.91
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.3	25	2.79 / 3.87
Purchased Floor Spread - SOFR forward-starting (5)	3,950	3.9	63	2.84 / 3.84
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	1.1	—	4.35
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.3	—	4.43
Total swap portfolio	$46,166		$195
At December 31, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,059	1.9	$407	1.38%
Pay Fixed - Receive SOFR - forward-starting (7)	928	7.5	45	2.81
Loans:
Receive Fixed - Pay SOFR	10,075	2.2	(255)	2.75
Receive Fixed - Pay SOFR - forward-starting (8)	7,225	4.0	(75)	3.62
Liability conversion swaps
Receive Fixed - Pay SOFR	7,272	3.2	(197)	3.30
Receive Fixed - Pay SOFR - forward-starting (8)	4,075	4.6	(56)	3.64
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.8	24	2.79 / 3.87
Basis swaps (6)
Pay SOFR- Receive Fed Fund (economic hedges)	174	1.6	—	5.19
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.8	—	5.24
Total swap portfolio	$45,809		$(107)
(1)Amounts include interest rate swaps as fair value hedges of fixed rate investment securities using the portfolio layer method.
(2)Forward-starting swaps effective starting from February 2026 to October 2027.
(3)Forward-starting swaps effective starting from July 2025 to June 2026.
(4)The weighted-average fixed rates for floor spreads are the weighted-average strike rates for the upper and lower bounds of the instruments.
(5)Forward-starting floor spreads effective from October 2025 to May 2026.
(6)Basis swaps have variable pay and variable receive resets. Weighted-average fixed rate column represents pay rate reset.
(7)Forward-starting swaps effective starting from April 2025 to October 2027.
(8)Forward-starting swaps effective starting from January 2025 to June 2026.
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs.
24 Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to the Unaudited Consolidated Financial Statements.)
At June 30, 2025, we had a total of $567 million of capitalized MSRs representing the right to service $33.9 billion in mortgage loans.
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
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At June 30, 2025, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
2025 2Q Form 10-Q 25

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
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships resulting in a diversified deposit base. Total deposits were $163.4 billion at June 30, 2025, compared to $162.4 billion at December 31, 2024. The $932 million, or 1%, increase in total deposits, compared to December 31, 2024, was driven by increases in demand, savings, and money market deposits, partially offset by lower time deposits. Total deposits included $6.8 billion of brokered deposits primarily consisting of brokered money market balances at June 30, 2025, compared to $7.0 billion at December 31, 2024. The level of brokered deposits was below our established liquidity risk metric limits at June 30, 2025.
Insured deposits comprised approximately 71% and 69% of our total deposits at June 30, 2025 and December 31, 2024, respectively. The composition of our deposits is presented in the table below.

Table 18 - Deposit Composition

(dollar amounts in millions)	At June 30, 2025		At December 31, 2024
By type:
Demand deposits—noninterest-bearing	$28,656	18%	$29,345	18%
Demand deposits—interest-bearing	45,468	28	43,378	27
Money market deposits	60,998	37	60,730	37
Savings deposits	15,112	9	14,723	9
Time deposits	13,146	8	14,272	9
Total deposits	$163,380	100%	$162,448	100%

Total deposits (insured/uninsured):
Insured deposits	$115,386	71%	$112,394	69%
Uninsured deposits (1)	47,994	29	50,054	31
Total deposits	$163,380	100%	$162,448	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of June 30, 2025, the Bank Call Report estimated uninsured deposit balance was $52.1 billion, which includes $4.1 billion of inter-company deposits. As of December 31, 2024, the Bank Call Report estimated uninsured deposit balance was $54.6 billion, which includes $4.5 billion of inter-company deposits.
Wholesale Funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $24.9 billion at June 30, 2025, an increase of $1.3 billion compared to $23.6 billion at December 31, 2024. The increase from year end was primarily due to a $1.1 billion increase in long-term debt resulting from the issuance of $1.5 billion of senior bank notes and a $415 million CLN transaction completed during the 2025 first quarter, partially offset by repayments.
26 Huntington Bancshares Incorporated

Cash and Cash Equivalents and Investment Securities
Cash and cash equivalents were $10.4 billion and $12.8 billion at June 30, 2025 and December 31, 2024, respectively. The $2.5 billion decrease in cash and cash equivalents was primarily due to a decrease in interest-earning deposits held at the FRB.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $44.8 billion at June 30, 2025, compared to $43.7 billion at December 31, 2024. The $1.1 billion increase in investment securities, compared to December 31, 2024, was primarily due to an improvement in unrealized losses on AFS securities and an increase in trading securities. At June 30, 2025, the duration of the investment securities portfolio, net of hedging, was 4.1 years. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below.
Bank Liquidity and Sources of Funding
Our primary source of funding for the Bank is customer deposits. At June 30, 2025, customer deposits funded 75% of total assets (116% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and investment securities, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the Bank.
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
A summary of the Bank’s primary contingent liquidity sources is presented in the following table.

Table 19 - Selected Contingent Liquidity Sources

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Unused secured borrowing capacity:
FRB	$67,776	$70,020
FHLB	15,924	15,524
Unpledged investment securities (at market value)	10,917	5,786
Interest-earning deposits held at FRB	8,583	11,162
Primary contingent liquidity sources	$103,200	$102,492
As of June 30, 2025, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $3.6 billion and $4.1 billion at June 30, 2025 and December 31, 2024, respectively.
2025 2Q Form 10-Q 27

On July 16, 2025, our Board of Directors declared a quarterly cash dividend on our common stock of $0.155 per common share. The common stock dividend is payable on October 1, 2025, to shareholders of record on September 17, 2025. Based on the current quarterly dividend of $0.155 per common share, cash demands required for common stock dividends are estimated to be approximately $226 million per quarter. Additionally, on July 16, 2025, our Board of Directors declared quarterly Series B, F, G, H, and J preferred stock dividends payable on October 15, 2025 to shareholders of record on October 1, 2025. On June 27, 2025, our Board of Directors declared a quarterly dividend for the Series I preferred stock payable on September 2, 2025 to shareholders of record on August 15, 2025. Total cash demands required for preferred stock dividends are expected to be approximately $27 million per quarter.
During the first six months of 2025, the Bank paid common and preferred dividends to the parent company of $750 million and $22 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed an automatic registration statement with the SEC covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
As of June 30, 2025, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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

Table 20 - Credit Ratings and Outlook
At June 30, 2025
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
28 Huntington Bancshares Incorporated

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
To govern operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance Committee, a Funds Movement Committee, a Fraud Risk Committee, an Information and Technology Risk Committee, an Artificial Intelligence Risk Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact, and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC and our Audit Committee, as appropriate.
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
As a complement to the overall cybersecurity risk management, we use a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates, to ensure awareness of the risks of cybersecurity threats at all levels across the organization. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third-party services to test the effectiveness of our cybersecurity risk management framework, and any such third-parties are required to comply with our policies regarding information security and confidentiality.
2025 2Q Form 10-Q 29

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
The following table presents certain regulatory capital data at both the consolidated and Bank level.

Table 21 - Regulatory Capital Data (1)
(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Consolidated:
CET1 risk-based capital ratio	10.5%	10.5%
Tier 1 risk-based capital ratio	11.8	11.9
Total risk-based capital ratio	14.1	14.3
Tier 1 leverage ratio	8.5	8.6
CET1 risk-based capital	$15,539	$15,127
Tier 1 risk-based capital	17,538	17,126
Total risk-based capital	21,003	20,565
Total risk-weighted assets	148,602	143,650
Bank:
CET1 risk-based capital ratio	11.4%	11.6%
Tier 1 risk-based capital ratio	12.2	12.4
Total risk-based capital ratio	13.9	14.1
Tier 1 leverage ratio	8.8	8.9
CET1 risk-based capital	$16,852	$16,540
Tier 1 risk-based capital	18,058	17,746
Total risk-based capital	20,580	20,240
Total risk-weighted assets	147,928	143,128
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital pursuant to a rule that allowed BHCs and banks to delay the impact of adopting CECL for two years, followed by a three-year transition period which began January 1, 2022. As of June 30, 2025, the impact of the CECL deferral was fully phased in, while 75% of the impact of the CECL deferral was phased in at December 31, 2024.
30 Huntington Bancshares Incorporated

At June 30, 2025, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Consolidated CET1 risk-based capital ratio was 10.5% at both June 30, 2025 and December 31, 2024, as current period earnings, net of dividends, were offset by an increase in risk-weighted assets. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of the 2025 first quarter CLN transaction and the 2025 second quarter investment securities repositioning.
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
Shareholders’ equity totaled $20.9 billion at June 30, 2025, an increase of $1.2 billion, or 6%, when compared with December 31, 2024. The increase was primarily driven by an improvement in accumulated other comprehensive income driven by changes in interest rates and earnings, net of dividends.
Share Repurchases
From time to time, our Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares.
On April 16, 2025, our Board approved the repurchase of up to $1.0 billion of common shares. The repurchase authorization does not have an expiration date and may include open market purchases, privately negotiated transactions, and accelerated share repurchase programs, and is subject to the Federal Reserve’s capital regulations. The timing of repurchases will be discretionary and depend on several factors, including the macroeconomic and interest rate environment, and the pace of loan growth. No shares have been repurchased under the current repurchase authorization.
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
2025 2Q Form 10-Q 31

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
Net Income (Loss) by Business Segment
Net income (loss) by business segment is presented in the following table.

Table 22 - Net Income (Loss) by Business Segment
	Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024
Consumer & Regional Banking	$616	$716
Commercial Banking	552	526
Treasury / Other	(105)	(349)
Net income attributable to Huntington	$1,063	$893
32 Huntington Bancshares Incorporated

Consumer & Regional Banking

Table 23 - Key Performance Indicators for Consumer & Regional Banking
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2025	June 30, 2024	Amount	Percent
Net interest income	$1,957	$1,963	$(6)	—%
Provision for credit losses	185	122	63	52
Net interest income after provision for credit losses	1,772	1,841	(69)	(4)
Noninterest income	666	630	36	6
Noninterest expense:
Direct personnel costs	599	560	39	7
Other noninterest expense, including corporate allocations	1,060	1,005	55	5
Total noninterest expense	1,659	1,565	94	6
Income before income taxes	779	906	(127)	(14)
Provision for income taxes	163	190	(27)	(14)
Net income attributable to Huntington	$616	$716	$(100)	(14)%
Number of employees (average full-time equivalent)	11,261	11,177	84	1%
Total average assets	$78,511	$73,550	$4,961	7
Total average loans/leases	72,601	67,771	4,830	7
Total average deposits	111,558	110,041	1,517	1
Net interest margin	3.48%	3.53%	(0.05)%	(1)
NCOs	$118	$96	$22	23
NCOs as a % of average loans and leases	0.33%	0.28%	0.05%	18
Total assets under management (in billions)—eop	$35.3	$31.4	$3.9	12
Total trust assets (in billions)—eop	182.8	190.4	(7.6)	(4)
Consumer & Regional Banking reported net income of $616 million in the six-month period of 2025, a decrease of $100 million, or 14%, compared to the year-ago period. Segment net interest income decreased $6 million, primarily due to a 5 basis point decrease in NIM, partially offset by a $4.8 billion, or 7%, increase in average loans and leases. The provision for credit losses increased $63 million due primarily to higher net charge-offs and loan growth. Noninterest income increased $36 million, or 6%, primarily due to increases in wealth and asset management revenue, driven by increases in trust income and management account fees, and in payments and cash management revenue, reflecting an increase in merchant acquiring transaction revenue. Noninterest expense increased $94 million, or 6%, primarily due to the allocation of higher indirect expenses in addition to higher direct personnel costs.
2025 2Q Form 10-Q 33

Commercial Banking

Table 24 - Key Performance Indicators for Commercial Banking
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2025	June 30, 2024	Amount	Percent
Net interest income	$1,026	$1,050	$(24)	(2)%
Provision for credit losses	33	85	(52)	(61)
Net interest income after provision for credit losses	993	965	28	3
Noninterest income	339	309	30	10
Noninterest expense:
Direct personnel costs	288	285	3	1
Other noninterest expense, including corporate allocations	332	309	23	7
Total noninterest expense	620	594	26	4
Income before income taxes	712	680	32	5
Provision for income taxes	150	143	7	5
Income attributable to non-controlling interest	10	11	(1)	(9)
Net income attributable to Huntington	$552	$526	$26	5%
Number of employees (average full-time equivalent)	2,179	2,363	(184)	(8)%
Total average assets	$68,697	$63,019	$5,678	9
Total average loans/leases	59,201	54,666	4,535	8
Total average deposits	43,002	36,211	6,791	19
Net interest margin	3.34%	3.71%	(0.37)%	(10)
NCOs	$34	$86	$(52)	(60)
NCOs as a % of average loans and leases	0.12%	0.31%	(0.19)%	(61)
Commercial Banking reported net income of $552 million in the first six-month period of 2025, an increase of $26 million, or 5%, compared to the year-ago period. Segment net interest income decreased $24 million, or 2%, primarily due to a 37 basis point decrease in NIM driven by a $6.8 billion, or 19%, increase in average deposits and lower loan yields, partially offset by a $4.5 billion, or 8%, increase in average loans and leases and lower deposit costs. The provision for credit losses decreased $52 million due primarily to lower net charge-offs and a lower ACL coverage ratio, partially offset by loan growth. Noninterest income increased $30 million, or 10%, primarily due to increases in capital markets and advisory fees, customer deposit and loan fees, and payment and cash management revenue. Noninterest expense increased $26 million, or 4%, primarily due to increases in allocated overhead expense and outside data processing and other services.
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
34 Huntington Bancshares Incorporated

Table 25 - Key Performance Indicators for Treasury / Other
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2025	June 30, 2024	Amount	Percent
Net interest loss	$(90)	$(414)	$324	78%
Noninterest income	(40)	19	(59)	(311)
Noninterest expense:
Direct personnel costs	506	457	49	11
Other noninterest expense, including corporate allocations	(436)	(362)	(74)	(20)
Total noninterest expense	70	95	(25)	(26)
Loss before income taxes	(200)	(490)	290	59
Benefit for income taxes	(95)	(141)	46	33
Net loss attributable to Huntington	$(105)	$(349)	$244	70%
Number of employees (average full-time equivalent)	6,726	6,265	461	7%
Total average assets	$59,269	$55,863	$3,406	6
Treasury / Other reported a net loss of $105 million in the first six-month period of 2025, compared to a net loss of $349 million in the year-ago period, driven by improvement in net interest income and a decrease in noninterest expense, partially offset by lower noninterest income and a decrease in the benefit for income taxes. Net interest loss decreased $324 million primarily due to the impact of credits assigned to each business segment and hedging. Noninterest expense decreased $25 million, driven by the allocation of lower indirect expenses, partially offset by an increase in direct personnel costs. The benefit for income taxes decreased $46 million primarily due to a decrease in pre-tax loss, partially offset by a reduction in the Company’s effective tax rate as a result of the remeasurement of deferred tax assets for changes in certain state tax laws which were enacted in the second quarter of 2025.
ADDITIONAL DISCLOSURES
Forward-Looking Statements
This report, including MD&A, contains certain forward-looking statements, including, but not limited to, certain plans, expectations, goals, projections, and statements, which are not historical facts and are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, continue, believe, intend, estimate, plan, trend, objective, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
2025 2Q Form 10-Q 35

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements or historical performance: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; the impact of pandemics and other catastrophic events or disasters on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements, and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; changing interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital, foreign exchange, and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; changes in policies and standards for regulatory review of bank mergers; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement between Huntington and Veritex; the outcome of any legal proceedings that may be instituted against Huntington or Veritex; delays in completing the transaction; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction); the failure to obtain Veritex shareholder approval or to satisfy any of the other conditions to the transaction on a timely basis or at all; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Huntington and Veritex do business; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business, customer or employee relationships, including those resulting from the announcement or completion of the transaction; the ability to complete the transaction and integration of Huntington and Veritex successfully; the dilution caused by Huntington’s issuance of additional shares of its capital stock in connection with the transaction; and other factors that may affect the future results of Huntington.
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
36 Huntington Bancshares Incorporated

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
Allowance for Credit Losses
Our ACL at June 30, 2025 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically-based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time-to-time.
2025 2Q Form 10-Q 37

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
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario reflecting an amount of stress in excess of current expectations. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence more than expected. The impact of tariffs on the economy is significantly worse than expected, causing inflation to increase. In response, the Federal Reserve raises rates in the third and fourth quarter of 2025. Increased geopolitical tensions heighten the risk that China might block the Taiwan strait, limiting the supply chain for semiconductors and raising fears of a broader conflict. Additionally, concerns grow that the Russian invasion of Ukraine lasts longer than in the baseline scenario and that the ceasefire in in the Middle East will collapse and the conflict will widen. Business and consumer confidence declines. The combination of tariffs, rising inflation, political tensions, still elevated interest rates, and reduced credit availability causes the economy to fall into a recession in the third quarter of 2025. Under this scenario, as an example, the unemployment rate increases significantly from baseline levels and remains elevated for a prolonged period. The rate in this adverse scenario is projected at 7.2% at the end of 2025, and 8.2% at the end of 2026, approximately 280 basis points and 330 basis points higher than the baseline scenario projections of 4.4% at the end of 2025 and 4.9% at the end of 2026, respectively. In addition, GDP is significantly lower in the adverse scenario, with projected declines of 3.0% and 1.7% in the second half of 2025 and for the full year of 2026, respectively, compared to growth of 1.4% and 1.5%, respectively, in the baseline scenario.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at June 30, 2025, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $0.7 billion at June 30, 2025.
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
38 Huntington Bancshares Incorporated

There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability or risks of elevated interest rates for longer including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of elevated interest rates for longer will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 5 - “Loans and Leases” and Note 6 - “Allowance For Credit Losses” of the Notes to the Unaudited Consolidated Financial Statements.
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
2025 2Q Form 10-Q 39

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
(dollar amounts in millions)	2025	2024
Assets
Cash and due from banks	$1,776	$1,685
Interest-earning deposits with banks	9,171	11,647
Trading account securities	481	53
Available-for-sale securities	28,330	27,273
Held-to-maturity securities	15,965	16,368
Other securities	878	823
Loans held for sale (includes $867 and $652, respectively, measured at fair value)	876	654
Loans and leases (includes $172 and $173, respectively, measured at fair value)	134,960	130,042
Allowance for loan and lease losses	(2,331)	(2,244)
Net loans and leases (1)	132,629	127,798
Bank-owned life insurance	2,808	2,793
Accrued income and other receivables	1,675	2,190
Premises and equipment	1,104	1,066
Goodwill	5,561	5,561
Servicing rights and other intangible assets	647	677
Other assets (1)	5,841	5,642
Total assets	$207,742	$204,230
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$28,656	$29,345
Interest-bearing	134,724	133,103
Total deposits	163,380	162,448
Short-term borrowings	576	199
Long-term debt (1) (includes $1,014 and $821, respectively, measured at fair value)	17,467	16,374
Other liabilities (1)	5,349	5,427
Total liabilities	186,772	184,448
Commitments and Contingent Liabilities (Note 16)
Shareholders’ Equity
Preferred stock	1,989	1,989
Common stock	15	15
Capital surplus	15,506	15,484
Less treasury shares, at cost	(87)	(86)
Accumulated other comprehensive income (loss)	(2,246)	(2,866)
Retained earnings	5,751	5,204
Total Huntington shareholders’ equity	20,928	19,740
Non-controlling interest	42	42
Total equity	20,970	19,782
Total liabilities and equity	$207,742	$204,230
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,458,800,042	1,453,635,809
Treasury shares outstanding	6,972,708	6,984,102
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	877,500	877,500
(1)Includes VIE balances in net loans and leases, other assets, long-term debt, and other liabilities of $880 million, $246 million, $796 million, and $89 million, respectively, at June 30, 2025, and $1.1 billion, $264 million, $1.0 billion, $109 million, respectively, at December 31, 2024. See Note 15 - “Variable Interest Entities” for additional information.

See Notes to Unaudited Consolidated Financial Statements
40 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest and fee income:
Loans and leases	$1,971	$1,859	$3,876	$3,668
Available-for-sale securities
Taxable	278	322	565	618
Tax-exempt	31	27	65	54
Held-to-maturity securities—taxable	107	93	215	188
Other securities—taxable	12	10	24	19
Other	157	165	300	309
Total interest income	2,556	2,476	5,045	4,856
Interest expense:
Deposits	822	907	1,632	1,764
Short-term borrowings	13	19	27	38
Long-term debt	254	238	493	455
Total interest expense	1,089	1,164	2,152	2,257
Net interest income	1,467	1,312	2,893	2,599
Provision for credit losses	103	100	218	207
Net interest income after provision for credit losses	1,364	1,212	2,675	2,392
Noninterest income:
Payments and cash management revenue	165	154	320	300
Wealth and asset management revenue	102	90	203	178
Customer deposit and loan fees	95	83	181	160
Capital markets and advisory fees	84	73	151	129
Mortgage banking income	28	30	59	61
Leasing revenue	10	19	24	41
Insurance income	19	18	39	37
Net gains (losses) on sales of securities	(58)	—	(58)	—
Other noninterest income	26	24	46	52
Total noninterest income	471	491	965	958
Noninterest expense:
Personnel costs	722	663	1,393	1,302
Outside data processing and other services	182	165	352	331
Equipment	68	62	135	132
Net occupancy	54	51	119	108
Marketing	28	27	57	55
Deposit and other insurance expense	20	25	57	79
Professional services	22	26	44	51
Amortization of intangibles	11	12	22	24
Lease financing equipment depreciation	2	4	6	8
Other noninterest expense	88	82	164	164
Total noninterest expense	1,197	1,117	2,349	2,254
Income before income taxes	638	586	1,291	1,096
Provision for income taxes	96	106	218	192
Income after income taxes	542	480	1,073	904
Income attributable to non-controlling interest	6	6	10	11
Net income attributable to Huntington	536	474	1,063	893
Dividends on preferred shares	27	35	54	71
Net income applicable to common shares	$509	$439	$1,009	$822
Average common shares—basic	1,457,309	1,451,207	1,455,904	1,449,850
Average common shares—diluted	1,480,996	1,474,259	1,481,541	1,473,797
Per common share:
Net income—basic	$0.35	$0.30	$0.69	$0.57
Net income—diluted	0.34	0.30	0.68	0.56
See Notes to Unaudited Consolidated Financial Statements
2025 2Q Form 10-Q 41

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to Huntington	$536	$474	$1,063	$893
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of hedges	97	(70)	352	(198)
Net change related to cash flow hedges on loans	83	37	260	(36)
Translation adjustments, net of hedges	6	—	7	(2)
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	1	1	1
Other comprehensive income (loss), net of tax	187	(32)	620	(235)
Comprehensive income attributable to Huntington	723	442	1,683	658
Comprehensive income attributed to non-controlling interest	6	6	10	11
Comprehensive income	$729	$448	$1,693	$669
See Notes to Unaudited Consolidated Financial Statements
42 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended June 30, 2025
Balance, beginning of period	$1,989	1,463,976	$15	$15,479	(7,164)	$(90)	$(2,433)	$5,474	$20,434	$52	$20,486
Net income								536	536	6	542
Other comprehensive income, net of tax							187		187		187
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(27)	(27)		(27)
Recognition of the fair value of share-based compensation				32					32		32
Other share-based compensation activity		1,797	—	(7)				(2)	(9)		(9)
Other				2	191	3			5	(16)	(11)
Balance, end of period	$1,989	1,465,773	$15	$15,506	(6,973)	$(87)	$(2,246)	$5,751	$20,928	$42	$20,970

Three months ended June 30, 2024
Balance, beginning of period	$2,394	1,456,668	$15	$15,407	(7,414)	$(91)	$(2,879)	$4,476	$19,322	$51	$19,373
Net income								474	474	6	480
Other comprehensive loss, net of tax							(32)		(32)		(32)
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(35)	(35)		(35)
Recognition of the fair value of share-based compensation				33					33		33
Other share-based compensation activity		3,088	—	(15)				(3)	(18)		(18)
Other				—	91	1			1	(9)	(8)
Balance, end of period	$2,394	1,459,756	$15	$15,425	(7,323)	$(90)	$(2,911)	$4,682	$19,515	$48	$19,563
See Notes to Unaudited Consolidated Financial Statements

2025 2Q Form 10-Q 43

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Six months ended June 30, 2025
Balance, beginning of period	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782
Net income								1,063	1,063	10	1,073
Other comprehensive income, net of tax							620		620		620
Cash dividends declared:
Common ($0.31 per share)								(460)	(460)		(460)
Preferred								(54)	(54)		(54)
Recognition of the fair value of share-based compensation				53					53		53
Other share-based compensation activity		5,153	—	(33)				(2)	(35)		(35)
Other				2	11	(1)		—	1	(10)	(9)
Balance, end of period	$1,989	1,465,773	$15	$15,506	(6,973)	$(87)	$(2,246)	$5,751	$20,928	$42	$20,970

Six months ended June 30, 2024
Balance, beginning of period	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								893	893	11	904
Other comprehensive loss, net of tax							(235)		(235)		(235)
Cash dividends declared:
Common ($0.31 per share)								(458)	(458)		(458)
Preferred								(71)	(71)		(71)
Recognition of the fair value of share-based compensation				53					53		53
Other share-based compensation activity		4,033	—	(17)				(4)	(21)		(21)
Other				—	80	1		—	1	(8)	(7)
Balance, end of period	$2,394	1,459,756	$15	$15,425	(7,323)	$(90)	$(2,911)	$4,682	$19,515	$48	$19,563
See Notes to Unaudited Consolidated Financial Statements
44 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024
Operating activities
Net income	$1,073	$904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	218	207
Depreciation, amortization, and accretion	397	360
Share-based compensation expense	53	53
Deferred income tax benefit	(173)	(27)
Net gains (losses) on sales of securities	58	—
Net change in:
Trading account securities	(428)	(29)
Loans held for sale	(226)	(190)
Other assets	(210)	(592)
Short-term borrowings	403	10
Other liabilities	(81)	81
Other, net	(17)	2
Net cash provided by operating activities	1,067	779
Investing activities
Change in interest-earning deposits with banks	185	(24)
Proceeds from:
Maturities and calls of available-for-sale securities	2,694	4,677
Maturities and calls of held-to-maturity securities	925	699
Maturities and calls of other securities	65	27
Sales of available-for-sale securities	850	—
Purchases of available-for-sale securities	(3,907)	(7,058)
Purchases of held-to-maturity securities	(515)	—
Purchases of other securities	(120)	(146)
Net proceeds from sales of loans and leases	161	164
Principal payments received under direct finance leases	740	896
Net loan and lease activity, excluding sales and purchases	(5,861)	(3,708)
Purchases of premises and equipment	(108)	(74)
Purchases of loans and leases	(317)	(48)
Net accrued income and other receivables activity	532	100
Other, net	31	41
Net cash used in investing activities	(4,645)	(4,454)
Financing activities
Increase in deposits	932	3,137
Decrease in short-term borrowings	(138)	(709)
Net proceeds from issuance of long-term debt	2,001	5,306
Maturity/redemption of long-term debt	(1,136)	(1,081)
Dividends paid on preferred stock	(54)	(71)
Dividends paid on common stock	(453)	(451)
Other, net	(62)	(39)
Net cash provided by financing activities	1,090	6,092
(Decrease) increase in cash and cash equivalents	(2,488)	2,417
Cash and cash equivalents at beginning of period (1)	12,847	10,129
Cash and cash equivalents at end of period (1)	$10,359	$12,546
2025 2Q Form 10-Q 45

	Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024
Supplemental disclosures:
Interest paid	$2,122	$2,209
Income taxes paid	159	92
Non-cash activities
Loans transferred to held-for-sale from portfolio	168	164
Loans transferred to portfolio from held-for-sale	11	17
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
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the interim Unaudited Consolidated Financial Statements or disclosed in the Notes to Unaudited Consolidated Financial Statements. There were no other material subsequent events to disclose for the current period.
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
•Refer to Note 17 - “Segment Reporting” of this Quarterly Report on Form 10-Q and Note 24 - “Segment Reporting” of our 2024 Annual Report on Form 10-K for additional disclosure information.

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
•Requires disclosure of the amount of net income taxes paid for federal, state, and foreign taxes, including amounts in each jurisdiction where net taxes paid are equal to or greater than a 5% quantitative threshold.
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
•The adoption is not expected to result in a material impact on Huntington’s Consolidated Financial Statements.

2025 2Q Form 10-Q 47

3. PENDING ACQUISITION

On July 14, 2025 Huntington announced entry into a definitive merger agreement with Veritex Holdings, Inc. (“Veritex”), a bank holding company headquartered in Dallas, Texas, whereby Veritex will merge with and into Huntington, with Huntington as the surviving entity. Under the terms of the agreement, Huntington will issue 1.95 shares for each outstanding share of Veritex in a 100% stock transaction. As of June 30, 2025, Veritex had $12.5 billion in assets, including $9.5 billion in loans, and $10.4 billion in deposits. The merger is expected to close in the fourth quarter of 2025, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the definitive merger agreement by the Veritex stockholders.

48 Huntington Bancshares Incorporated

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At June 30, 2025
Available-for-sale securities:
U.S. Treasury	$7,351	$39	$(6)	$7,384
Federal agencies:
Residential MBS	11,436	1	(1,596)	9,841
Residential CMO	4,922	—	(354)	4,568
Commercial MBS	2,453	1	(680)	1,774
Other agencies	121	—	(4)	117
Total U.S. Treasury, federal agency, and other agency securities	26,283	41	(2,640)	23,684
Municipal securities	4,205	3	(116)	4,092
Corporate debt	191	—	(19)	172
Asset-backed securities	279	—	(12)	267
Private-label CMO	113	—	(8)	105
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$31,081	$44	$(2,795)	$28,330

Held-to-maturity securities:
U.S. Treasury	$2,330	$14	$(3)	$2,341
Federal agencies:
Residential MBS	8,127	—	(1,111)	7,016
Residential CMO	4,088	10	(577)	3,521
Commercial MBS	1,358	—	(206)	1,152
Other agencies	61	—	(3)	58
Total U.S. Treasury, federal agency and other agency securities	15,964	24	(1,900)	14,088
Municipal securities	1	—	—	1
Total held-to-maturity securities	$15,965	$24	$(1,900)	$14,089

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$575	$—	$—	$575
FHLB stock	248	—	—	248
Other non-marketable equity securities	24	—	—	24
Other securities, at fair value:
Mutual funds	29	—	—	29
Equity securities	2	—	—	2
Total other securities	$878	$—	$—	$878
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At June 30, 2025, accrued interest receivable on AFS securities and HTM securities totaled $82 million and $46 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $197 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2025 2Q Form 10-Q 49

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
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At December 31, 2024, accrued interest receivable on AFS securities and HTM securities totaled $89 million and $46 million, respectively.
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

	At June 30, 2025		At December 31, 2024
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$3,805	$3,799	$3,620	$3,624
After 1 year through 5 years	5,896	5,888	5,993	5,844
After 5 years through 10 years	1,813	1,684	1,857	1,732
After 10 years	19,567	16,959	19,273	16,073
Total available-for-sale securities	$31,081	$28,330	$30,743	$27,273

Held-to-maturity securities:
Under 1 year	$255	$255	$255	$256
After 1 year through 5 years	2,115	2,124	1,818	1,796
After 5 years through 10 years	59	56	65	60
After 10 years	13,536	11,654	14,230	11,974
Total held-to-maturity securities	$15,965	$14,089	$16,368	$14,086
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2025
Available-for-sale securities:
U.S. Treasury	$2,583	$(6)	$—	$—	$2,583	$(6)
Federal agencies:
Residential MBS	210	(2)	9,515	(1,594)	9,725	(1,596)
Residential CMO	960	(3)	2,740	(351)	3,700	(354)
Commercial MBS	—	—	1,774	(680)	1,774	(680)
Other agencies	25	—	66	(4)	91	(4)
Total U.S. Treasury, federal agency, and other agency securities	3,778	(11)	14,095	(2,629)	17,873	(2,640)
Municipal securities	1,478	(24)	2,225	(92)	3,703	(116)
Corporate debt	—	—	172	(19)	172	(19)
Asset-backed securities	—	—	267	(12)	267	(12)
Private-label CMO	—	—	83	(8)	83	(8)
Total temporarily impaired available-for-sale securities	$5,256	$(35)	$16,842	$(2,760)	$22,098	$(2,795)

Held-to-maturity securities:
U.S. Treasury	$749	$(3)	$—	$—	$749	$(3)
Federal agencies:
Residential MBS	54	(1)	6,922	(1,110)	6,976	(1,111)
Residential CMO	—	—	3,083	(577)	3,083	(577)
Commercial MBS	—	—	1,152	(206)	1,152	(206)
Other agencies	—	—	58	(3)	58	(3)
Total U.S. Treasury, federal agency, and other agency securities	803	(4)	11,215	(1,896)	12,018	(1,900)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$803	$(4)	$11,216	$(1,896)	$12,019	$(1,900)
2025 2Q Form 10-Q 51

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2024
Available-for-sale securities:
U.S. Treasury	$3,153	$(43)	$—	$—	$3,153	$(43)
Federal agencies:
Residential MBS	275	(5)	9,676	(1,966)	9,951	(1,971)
Residential CMO	243	(1)	2,802	(433)	3,045	(434)
Commercial MBS	—	—	1,752	(767)	1,752	(767)
Other agencies	21	—	69	(5)	90	(5)
Total U.S. Treasury, federal agency, and other agency securities	3,692	(49)	14,299	(3,171)	17,991	(3,220)
Municipal securities	985	(25)	2,336	(107)	3,321	(132)
Corporate debt	—	—	1,053	(102)	1,053	(102)
Asset-backed securities	49	—	263	(19)	312	(19)
Private-label CMO	—	—	87	(10)	87	(10)
Total temporarily impaired available-for-sale securities	$4,726	$(74)	$18,038	$(3,409)	$22,764	$(3,483)

Held-to-maturity securities:
U.S. Treasury	$1,581	$(22)	$—	$—	$1,581	$(22)
Federal agencies:
Residential MBS	99	(2)	7,097	(1,334)	7,196	(1,336)
Residential CMO	163	(1)	3,152	(690)	3,315	(691)
Commercial MBS	—	—	1,176	(231)	1,176	(231)
Other agencies	—	—	69	(5)	69	(5)
Total U.S. Treasury, federal agency, and other agency securities	1,843	(25)	11,494	(2,260)	13,337	(2,285)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$1,843	$(25)	$11,495	$(2,260)	$13,338	$(2,285)
At June 30, 2025 and December 31, 2024, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, security repurchase agreements, and to support borrowing capacity, totaled $32.9 billion and $37.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either June 30, 2025 or December 31, 2024. At June 30, 2025, substantially all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at June 30, 2025.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2025, Huntington has concluded that, except for one municipal bond classified as an AFS debt security for which $2 million of write-downs were recognized during 2024, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. Huntington recognized a $3 million recovery during the first quarter of 2025 related to one AFS municipal security that had previously been written down. There was no allowance related to securities as of June 30, 2025 or December 31, 2024.
52 Huntington Bancshares Incorporated

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Commercial loan and lease portfolio:
Commercial and industrial	$60,723	$56,809
Commercial real estate	10,698	11,078
Lease financing	5,516	5,454
Total commercial loan and lease portfolio	76,937	73,341
Consumer loan portfolio:
Residential mortgage	24,527	24,242
Automobile	15,382	14,564
Home equity	10,221	10,142
RV and marine	5,907	5,982
Other consumer	1,986	1,771
Total consumer loan portfolio	58,023	56,701
Total loans and leases (1)(2)	134,960	130,042
Allowance for loan and lease losses	(2,331)	(2,244)
Net loans and leases	$132,629	$127,798
(1)Loans and leases are reported at principal amount outstanding, including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $503 million and $468 million at June 30, 2025 and December 31, 2024, respectively.
(2)The total amount of accrued interest recorded for loans and leases at June 30, 2025 was $316 million and $245 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2024 was $316 million and $235 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Lease payments receivable	$5,215	$5,189
Estimated residual value of leased assets	954	884
Gross investment in lease financing receivables	6,169	6,073
Deferred origination costs	54	56
Deferred fees, unearned income, and other	(707)	(675)
Total lease financing receivables	$5,516	$5,454
The carrying value of residual values guaranteed was $476 million and $517 million as of June 30, 2025 and December 31, 2024, respectively. The future lease rental payments due from customers on direct financing leases at June 30, 2025 totaled $5.2 billion and were due as follows: $656 million in 2025, $961 million in 2026, $947 million in 2027, $975 million in 2028, $840 million in 2029, and $836 million thereafter. Interest income recognized for these types of leases was $92 million and $81 million for the three-month periods ended June 30, 2025 and 2024, respectively. For the six-month periods ended June 30, 2025 and 2024, interest income recognized for these types of leases was $181 million and $160 million, respectively.
2025 2Q Form 10-Q 53

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by loan class.

	At June 30, 2025		At December 31, 2024
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$34	$489	$71	$457
Commercial real estate	87	138	75	118
Lease financing	1	10	—	10
Residential mortgage	—	93	—	83
Automobile	—	5	—	6
Home equity	—	105	—	107
RV and marine	—	2	—	2
Total nonaccrual loans and leases	$122	$842	$146	$783
The following table presents an aging analysis of loans and leases, by loan class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At June 30, 2025
Commercial and industrial	$77	$53	$252	$382	$60,341	$—	$60,723	$4	(2)
Commercial real estate	1	—	52	53	10,645	—	10,698	—
Lease financing	46	14	18	78	5,438	—	5,516	14
Residential mortgage	248	79	245	572	23,783	172	24,527	189	(3)
Automobile	101	25	12	138	15,244	—	15,382	10
Home equity	59	32	89	180	10,041	—	10,221	18
RV and marine	20	5	3	28	5,879	—	5,907	2
Other consumer	14	6	4	24	1,962	—	1,986	4
Total loans and leases	$566	$214	$675	$1,455	$133,333	$172	$134,960	$241
At December 31, 2024
Commercial and industrial	$96	$46	$232	$374	$56,435	$—	$56,809	$3	(2)
Commercial real estate	35	—	39	74	11,004	—	11,078	—
Lease financing	56	23	14	93	5,361	—	5,454	11
Residential mortgage	196	98	242	536	23,533	173	24,242	185	(3)
Automobile	117	27	16	160	14,404	—	14,564	12
Home equity	64	32	92	188	9,954	—	10,142	20
RV and marine	26	7	5	38	5,944	—	5,982	4
Other consumer	13	5	4	22	1,749	—	1,771	4
Total loans and leases	$603	$238	$644	$1,485	$128,384	$173	$130,042	$239
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
54 Huntington Bancshares Incorporated

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$10,457	$11,222	$6,004	$5,174	$2,046	$2,817	$19,574	$9	$57,303
OLEM	70	248	81	59	11	26	147	—	642
Substandard	358	413	362	321	200	167	957	—	2,778
Total Commercial and industrial	$10,885	$11,883	$6,447	$5,554	$2,257	$3,010	$20,678	$9	$60,723
Commercial real estate
Credit Quality Indicator:
Pass	$1,118	$1,327	$790	$2,087	$1,000	$2,459	$696	$—	$9,477
OLEM	18	—	105	249	119	74	40	—	605
Substandard	81	75	107	137	71	128	17	—	616
Total Commercial real estate	$1,217	$1,402	$1,002	$2,473	$1,190	$2,661	$753	$—	$10,698
Lease financing
Credit Quality Indicator:
Pass	$675	$1,831	$1,298	$709	$480	$454	$—	$—	$5,447
OLEM	3	3	4	2	2	3	—	—	17
Substandard	1	4	12	20	4	11	—	—	52
Total Lease financing	$679	$1,838	$1,314	$731	$486	$468	$—	$—	$5,516
Residential mortgage
Credit Quality Indicator:
750+	$870	$1,851	$2,153	$3,788	$5,412	$5,250	$—	$—	$19,324
650-749	409	622	461	655	698	1,112	—	—	3,957
<650	31	83	77	136	124	623	—	—	1,074
Total Residential mortgage	$1,310	$2,556	$2,691	$4,579	$6,234	$6,985	$—	$—	$24,355
Automobile
Credit Quality Indicator:
750+	$2,239	$3,264	$1,335	$1,038	$651	$241	$—	$—	$8,768
650-749	1,464	2,090	728	509	309	111	—	—	5,211
<650	219	459	250	232	169	74	—	—	1,403
Total Automobile	$3,922	$5,813	$2,313	$1,779	$1,129	$426	$—	$—	$15,382
Home equity
Credit Quality Indicator:
750+	$92	$189	$284	$350	$411	$598	$4,717	$231	$6,872
650-749	34	60	82	68	47	110	2,047	211	2,659
<650	1	5	12	11	5	41	474	141	690
Total Home equity	$127	$254	$378	$429	$463	$749	$7,238	$583	$10,221
RV and marine
Credit Quality Indicator:
750+	$464	$814	$797	$743	$649	$1,036	$—	$—	$4,503
650-749	86	229	238	180	179	300	—	—	1,212
<650	1	17	31	28	37	78	—	—	192
Total RV and marine	$551	$1,060	$1,066	$951	$865	$1,414	$—	$—	$5,907
Other consumer
Credit Quality Indicator:
750+	$240	$230	$74	$36	$17	$53	$515	$1	$1,166
650-749	99	114	39	15	5	10	434	4	720
<650	5	15	10	4	2	1	57	6	100
Total Other consumer	$344	$359	$123	$55	$24	$64	$1,006	$11	$1,986
2025 2Q Form 10-Q 55

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$16,097	$7,939	$6,587	$2,747	$1,708	$1,846	$16,790	$4	$53,718
OLEM	124	80	82	24	7	23	273	—	613
Substandard	445	385	440	209	107	164	690	—	2,440
Doubtful	—	—	2	—	—	—	36	—	38
Total Commercial and industrial	$16,666	$8,404	$7,111	$2,980	$1,822	$2,033	$17,789	$4	$56,809
Commercial real estate
Credit Quality Indicator:
Pass	$1,415	$1,010	$2,754	$1,380	$947	$1,877	$635	$—	$10,018
OLEM	—	78	114	66	2	64	4	—	328
Substandard	218	37	280	52	10	124	11	—	732
Total Commercial real estate	$1,633	$1,125	$3,148	$1,498	$959	$2,065	$650	$—	$11,078
Lease financing
Credit Quality Indicator:
Pass	$2,100	$1,610	$709	$449	$349	$184	$—	$—	$5,401
OLEM	7	2	2	1	1	—	—	—	13
Substandard	1	6	23	2	7	1	—	—	40
Total Lease financing	$2,108	$1,618	$734	$452	$357	$185	$—	$—	$5,454
Residential mortgage
Credit Quality Indicator:
750+	$1,725	$2,249	$3,913	$5,617	$3,011	$2,525	$—	$—	$19,040
650-749	768	542	748	781	423	791	—	—	4,053
<650	55	64	111	110	68	568	—	—	976
Total Residential mortgage	$2,548	$2,855	$4,772	$6,508	$3,502	$3,884	$—	$—	$24,069
Automobile
Credit Quality Indicator:
750+	$4,091	$1,663	$1,343	$920	$347	$113	$—	$—	$8,477
650-749	2,560	981	716	459	159	56	—	—	4,931
<650	336	250	252	205	76	37	—	—	1,156
Total Automobile	$6,987	$2,894	$2,311	$1,584	$582	$206	$—	$—	$14,564
Home equity
Credit Quality Indicator:
750+	$214	$323	$378	$445	$466	$195	$4,581	$226	$6,828
650-749	70	92	74	50	44	78	2,051	214	2,673
<650	2	8	11	6	4	40	431	139	641
Total Home equity	$286	$423	$463	$501	$514	$313	$7,063	$579	$10,142
RV and marine
Credit Quality Indicator:
750+	$928	$909	$816	$718	$476	$704	$—	$—	$4,551
650-749	247	268	201	198	123	226	—	—	1,263
<650	7	23	24	35	23	56	—	—	168
Total RV and marine	$1,182	$1,200	$1,041	$951	$622	$986	$—	$—	$5,982
Other consumer
Credit Quality Indicator:
750+	$321	$97	$48	$22	$10	$49	$467	$—	$1,014
650-749	148	55	21	8	2	9	423	7	673
<650	9	10	5	2	1	1	48	8	84
Total Other consumer	$478	$162	$74	$32	$13	$59	$938	$15	$1,771
56 Huntington Bancshares Incorporated

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Three months ended June 30, 2025
Commercial and industrial	$2	$5	$16	$10	$2	$4	$9	$1	$49
Commercial real estate	2	—	—	—	—	—	1	—	3
Lease financing	—	—	—	1	1	2	—	—	4
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	5	4	3	3	1	—	—	16
Home equity	—	—	—	—	—	—	—	1	1
RV and marine	—	1	2	2	1	3	—	—	9
Other consumer	3	5	4	2	1	3	—	10	28
Total	$7	$16	$26	$18	$8	$14	$10	$12	$111
Six months ended June 30, 2025
Commercial and industrial	$2	$11	$24	$43	$5	$13	$18	$2	$118
Commercial real estate	2	—	—	—	1	—	1	—	4
Lease financing	—	1	1	3	1	2	—	—	8
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	—	10	9	9	6	2	—	—	36
Home equity	—	—	—	—	—	—	1	2	3
RV and marine	—	1	4	3	3	7	—	—	18
Other consumer	4	11	9	4	2	6	—	19	55
Total	$8	$34	$47	$62	$18	$32	$20	$23	$244

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Three months ended June 30, 2024
Commercial and industrial	$—	$5	$19	$7	$—	$2	$10	$—	$43
Commercial real estate	9	1	21	1	—	18	—	—	50
Lease financing	—	1	1	—	—	—	—	—	2
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	4	4	3	1	2	—	—	14
Home equity	—	—	—	—	—	—	1	1	2
RV and marine	—	—	1	1	1	3	—	—	6
Other consumer	2	6	3	2	1	4	—	9	27
Total	$11	$17	$49	$14	$3	$30	$11	$10	$145
Six months ended June 30, 2024
Commercial and industrial	$—	$10	$30	$22	$11	$4	$20	$1	$98
Commercial real estate	9	2	30	2	—	24	—	—	67
Lease financing	—	1	1	1	—	1	—	—	4
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	—	8	9	7	3	2	—	—	29
Home equity	—	—	—	—	—	—	1	3	4
RV and marine	—	1	2	3	2	6	—	—	14
Other consumer	3	13	8	4	2	7	—	18	55
Total	$12	$35	$80	$39	$18	$46	$21	$22	$273
2025 2Q Form 10-Q 57

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

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended June 30, 2025
Commercial and industrial	$44	$158	$—	$1	$203	0.33%
Commercial real estate	—	69	—	—	69	0.64
Residential mortgage	—	12	3	2	17	0.07
Automobile	—	1	—	—	1	0.01
Home equity	—	2	—	2	4	0.04
Total loans to borrowers experiencing financial difficulty to which modifications were made	$44	$242	$3	$5	$294	0.22%
Three months ended June 30, 2024
Commercial and industrial	$34	$116	$—	$41	$191	0.37%
Commercial real estate	—	184	—	14	198	1.66
Residential mortgage	—	15	1	1	17	0.07
Automobile	—	4	—	—	4	0.03
Home equity	—	2	—	2	4	0.04
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty to which modifications were made	$35	$321	$1	$58	$415	0.33%
Six months ended June 30, 2025
Commercial and industrial	$91	$289	$—	$5	$385	0.63%
Commercial real estate	—	140	—	—	140	1.31
Residential mortgage	—	24	11	3	38	0.15
Automobile	—	3	—	—	3	0.02
Home equity	—	4	—	4	8	0.08
Other consumer	1	—	—	—	1	0.05
Total loans to borrowers experiencing financial difficulty in which modifications were made	$92	$460	$11	$12	$575	0.43%
Six months ended June 30, 2024
Commercial and industrial	$84	$144	$—	$42	$270	0.52%
Commercial real estate	—	198	—	14	212	1.78
Residential mortgage	—	23	4	1	28	0.12
Automobile	—	7	—	1	8	0.06
Home equity	—	3	—	6	9	0.09
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty in which modifications were made	$85	$375	$4	$64	$528	0.42%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
58 Huntington Bancshares Incorporated

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended June 30, 2025
Commercial and industrial	8.80%	6.38%	0.6
Commercial real estate			0.8
Residential mortgage			7.1
Three months ended June 30, 2024
Commercial and industrial	8.46	8.21	0.7
Commercial real estate	7.98	7.85	0.4
Residential mortgage			7.4
Six months ended June 30, 2025
Commercial and industrial	8.32%	7.00%	0.9
Commercial real estate			1.0
Residential mortgage			6.5
Six months ended June 30, 2024
Commercial and industrial	8.40	7.57	0.8
Commercial real estate	7.98	7.85	0.4
Residential mortgage			7.6
(1)     Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
2025 2Q Form 10-Q 59

The performance of loans made to borrowers experiencing financial difficulty to which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At June 30, 2025
Commercial and industrial	$2	$1	$5	$8	$534	$542
Commercial real estate	—	—	23	23	211	234
Residential mortgage	11	6	17	34	35	69
Automobile	1	—	—	1	7	8
Home equity	1	1	1	3	12	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended June 30, 2025	$15	$8	$46	$69	$802	$871
At June 30, 2024
Commercial and industrial	$16	$1	$7	$24	$396	$420
Commercial real estate	—	—	4	4	244	248
Residential mortgage	9	6	8	23	29	52
Automobile	2	1	—	3	12	15
Home equity	1	1	2	4	11	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended June 30, 2024	$28	$9	$21	$58	$695	$753
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of June 30, 2025 and December 31, 2024, loans and leases totaling $108.3 billion and $105.4 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
60 Huntington Bancshares Incorporated

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended June 30, 2025
ALLL balance, beginning of period	$1,520	$743	$2,263
Loan and lease charge-offs	(56)	(55)	(111)
Recoveries of loans and leases previously charged-off	25	20	45
Provision for loan and lease losses	59	75	134
ALLL balance, end of period	$1,548	$783	$2,331
AULC balance, beginning of period	$158	$57	$215
Provision (benefit) for unfunded lending commitments	(34)	3	(31)
AULC balance, end of period	$124	$60	$184
ACL balance, end of period	$1,672	$843	$2,515
Three months ended June 30, 2024
ALLL balance, beginning of period	$1,589	$691	$2,280
Loan and lease charge-offs	(95)	(50)	(145)
Recoveries of loans and leases previously charged-off	38	17	55
Provision for loan and lease losses	55	59	114
ALLL balance, end of period	$1,587	$717	$2,304
AULC balance, beginning of period	$69	$66	$135
Provision (benefit) for unfunded lending commitments	(5)	(11)	(16)
AULC balance, end of period	$64	$55	$119
ACL balance, end of period	$1,651	$772	$2,423
Six months ended June 30, 2025
ALLL balance, beginning of period	$1,484	$760	$2,244
Loan and lease charge-offs	(130)	(114)	(244)
Recoveries of loans and leases previously charged-off	55	37	92
Provision for loan and lease losses	139	100	239
ALLL balance, end of period	$1,548	$783	$2,331
AULC balance, beginning of period	$144	$58	$202
Provision (benefit) for unfunded lending commitments	(20)	2	(18)
AULC balance, end of period	$124	$60	$184
ACL balance, end of period	$1,672	$843	$2,515
Six months ended June 30, 2024
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(169)	(104)	(273)
Recoveries of loans and leases previously charged-off	57	34	91
Provision for loan and lease losses	136	95	231
ALLL balance, end of period	$1,587	$717	$2,304
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	(2)	(24)	(26)
AULC balance, end of period	$64	$55	$119
ACL balance, end of period	$1,651	$772	$2,423
At June 30, 2025, the ACL was $2.5 billion, a $69 million increase compared to December 31, 2024. The increase in the ACL was driven by loan and lease growth, partially offset by a modest reduction in overall coverage ratios. The ACL coverage ratio at June 30, 2025 is reflective of the current macro-economic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
2025 2Q Form 10-Q 61

The commercial ACL was $1.7 billion at June 30, 2025, a $44 million increase compared to December 31, 2024, with the increase primarily due to loan growth. The consumer ACL was $843 million at June 30, 2025, a $25 million increase compared to December 31, 2024, with the increase primarily due to loan growth.
The baseline economic scenario used in the June 30, 2025 ACL determination assumes the imposition of tariffs impacts global trade and weakens the U.S. economy, with weak near-term GDP growth and increasing unemployment. The unemployment rate is forecasted to increase to 4.4% by the fourth quarter of 2025, continuing to increase to 4.9% through the end of 2026. The Federal Reserve is projected to restart rate cuts beginning in the second half of 2025 and into 2026, until reaching a federal funds rate of 3% by the third quarter of 2026. Inflation starts out at 3.8%, with improvement expected through the remainder of 2025 and into 2026, before ending 2026 at 1.8%. GDP starts out at 0.4%, with improvement through the end of 2026, ending at 1.9%.
The economic scenarios used included elevated levels of economic uncertainty, such as the impact of specific challenges in the commercial real estate Industry, recent inflation levels, the impacts of U.S. trade policies, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the June 30, 2025 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Residential mortgage loans sold with servicing retained	$1,168	$983	$2,177	$1,794
Pretax gains resulting from above loan sales (1)	23	19	42	32
Total servicing, late, and other ancillary fees (1)	26	25	53	51
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fair value, beginning of period	$564	$534	$573	$515
New servicing assets created	20	11	40	21
Change in fair value during the period due to:
Time decay (1)	(7)	(7)	(14)	(13)
Payoffs (2)	(10)	(7)	(17)	(12)
Changes in valuation inputs or assumptions (3)	—	12	(15)	32
Fair value, end of period	$567	$543	$567	$543
Related loans serviced for third parties, unpaid principal balance, end of period	$33,925	$33,404	$33,925	$33,404
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
The following table summarizes key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At June 30, 2025				At December 31, 2024
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.31%		$(16)	$(30)	7.54%		$(14)	$(28)
Spread over forward interest rate swap rates	566	bps	(13)	(26)	568	bps	(13)	(26)
62 Huntington Bancshares Incorporated

8. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Securities sold under agreements to repurchase	$131	$142
Other borrowings	445	57
Total short-term borrowings	$576	$199
The carrying value of assets pledged as collateral against repurchase agreements totaled $219 million and $224 million as of June 30, 2025 and December 31, 2024, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
The following table summarizes the composition of Huntington’s long-term debt.

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
The Parent Company:
Senior Notes	$5,503	$5,836
Subordinated Notes	1,370	1,341
Total notes issued by the Parent Company	6,873	7,177
The Bank:
Senior Notes	3,185	1,654
Subordinated Notes	391	515
Total notes issued by the Bank	3,576	2,169
FHLB Advances	4,715	4,696
Auto Loan Securitization Trust (1)	796	1,023
Credit Linked Notes (2)	1,014	821
Other	493	488
Total long-term debt	$17,467	$16,374
(1)     Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.26% due through 2029. See Note 15- “Variable Interest Entities” for additional information.
(2)    As of June 30, 2025, the weighted average contractual interest rate on the CLNs was 6.02%. Huntington has elected the fair value option for these notes. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company's aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority.
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
2025 2Q Form 10-Q 63

9. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of Huntington’s OCI.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended June 30, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$65	$(17)	$48
Reclassification adjustment for realized net losses included in net income	65	(16)	49
Total unrealized gains on available-for-sale securities, net of hedges	130	(33)	97
Unrealized gains on cash flow hedges during the period	99	(24)	75
Reclassification adjustment for cash flow hedges included in net income	11	(3)	8
Net change related to cash flow hedges on loans	110	(27)	83
Translation adjustments, net of hedges (1)	8	(2)	6
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income	$249	$(62)	$187
Three months ended June 30, 2024
Unrealized losses on available-for-sale securities during the period, net of hedges	$(93)	$21	$(72)
Reclassification adjustment for realized net losses included in net income	2	—	2
Total unrealized losses on available-for-sale securities, net of hedges	(91)	21	(70)
Unrealized losses on cash flow hedges during the period	(20)	5	(15)
Reclassification adjustment for cash flow hedges included in net income	68	(16)	52
Net change related to cash flow hedges on loans	48	(11)	37
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive loss	$(42)	$10	$(32)
Six months ended June 30, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$394	$(93)	$301
Reclassification adjustment for realized net losses included in net income	67	(16)	51
Total unrealized gains on available-for-sale securities, net of hedges	461	(109)	352
Unrealized gains on cash flow hedges during the period	301	(71)	230
Reclassification adjustment for cash flow hedges included in net income	39	(9)	30
Net change related to cash flow hedges on loans	340	(80)	260
Translation adjustments, net of hedges (1)	9	(2)	7
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income	$811	$(191)	$620
Six months ended June 30, 2024
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(263)	$61	$(202)
Reclassification adjustment for realized net losses included in net income	5	(1)	4
Total unrealized losses on available-for-sale securities, net of hedges	(258)	60	(198)
Unrealized losses on cash flow hedges during the period	(181)	42	(139)
Reclassification adjustment for cash flow hedges included in net income	135	(32)	103
Net change related to cash flow hedges on loans	(46)	10	(36)
Translation adjustments, net of hedges (1)	(2)	—	(2)
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive loss	$(305)	$70	$(235)
(1)A portion of foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on this portion of foreign currency translation adjustments.
64 Huntington Bancshares Incorporated

The following table summarizes the activity in AOCI.

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
Three months ended June 30, 2025
Balance, beginning of period	$(2,110)	$(90)	$(11)	$(222)	$(2,433)
Other comprehensive income before reclassifications	48	75	6	1	130
Amounts reclassified from AOCI to earnings	49	8	—	—	57
Period change	97	83	6	1	187
Balance, end of period	$(2,013)	$(7)	$(5)	$(221)	$(2,246)
Three months ended June 30, 2024
Balance, beginning of period	$(2,222)	$(436)	$(8)	$(213)	$(2,879)
Other comprehensive loss before reclassifications	(72)	(15)	—	—	(87)
Amounts reclassified from AOCI to earnings	2	52	—	1	55
Period change	(70)	37	—	1	(32)
Balance, end of period	$(2,292)	$(399)	$(8)	$(212)	$(2,911)
Six months ended June 30, 2025
Balance, beginning of period	$(2,365)	$(267)	$(12)	$(222)	$(2,866)
Other comprehensive income before reclassifications	301	230	7	1	539
Amounts reclassified from AOCI to earnings	51	30	—	—	81
Period change	352	260	7	1	620
Balance, end of period	$(2,013)	$(7)	$(5)	$(221)	$(2,246)
Six months ended June 30, 2024
Balance, beginning of period	$(2,094)	$(363)	$(6)	$(213)	$(2,676)
Other comprehensive loss before reclassifications	(202)	(139)	(2)	—	(343)
Amounts reclassified from AOCI to earnings	4	103	—	1	108
Period change	(198)	(36)	(2)	1	(235)
Balance, end of period	$(2,292)	$(399)	$(8)	$(212)	$(2,911)
(1)AOCI amounts at June 30, 2025 and June 30, 2024 include $47 million and $54 million, respectively, of net unrealized losses (after-tax) on securities transferred from the AFS securities portfolio to the HTM securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
2025 2Q Form 10-Q 65

10. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Series					At June 30, 2025	At December 31, 2024
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$23	$23
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (5)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Total		877,500			$1,989	$1,989
(1)     Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)    Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)    Dividend rate converted to 3-month CME Term SOFR + 26 bps spread adjustment + 270 bps.
(4)     Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)     Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of Preferred shares.

	Three Months Ended				Six Months Ended
(amounts in millions, except per share data)	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount		Amount ($)		Amount		Amount ($)
Series B	$18.04	$1	$20.73	$—	$36.20	$2	$41.42	$1
Series E (1)			2,141.07	9			4,254.97	17
Series F	1,406.25	8	1,406.25	7	2,812.50	14	2,812.50	14
Series G	1,112.50	5	1,112.50	5	2,225.00	11	2,225.00	11
Series H	11.25	5	11.25	6	22.50	11	22.50	12
Series I	356.25	3	356.25	3	712.50	5	712.50	5
Series J	17.19	5	17.19	5	34.38	11	34.38	11
Total		$27		$35		$54		$71
(1)     During the fourth quarter of 2024, all remaining $405 million of outstanding Series E Preferred Stock, par value of $0.01 per share, was redeemed.
66 Huntington Bancshares Incorporated

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
The following table shows the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic earnings per common share:
Net income attributable to Huntington	$536	$474	$1,063	$893
Dividends on preferred shares	27	35	54	71
Net income available to common shareholders	$509	$439	$1,009	$822
Average common shares issued and outstanding	1,457,309	1,451,207	1,455,904	1,449,850
Basic earnings per common share	$0.35	$0.30	$0.69	$0.57
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units, and performance share units	16,587	15,407	18,567	16,401
Shares held in deferred compensation plans	7,100	7,645	7,070	7,546
Average dilutive potential common shares	23,687	23,052	25,637	23,947
Total diluted average common shares issued and outstanding	1,480,996	1,474,259	1,481,541	1,473,797
Diluted earnings per common share	$0.34	$0.30	$0.68	$0.56
Anti-dilutive awards (1)	7,135	7,319	4,750	8,380
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
2025 2Q Form 10-Q 67

12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue is segregated based on the nature of the product and services offered as part of contractual arrangements. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income. The following tables present total noninterest income disaggregated by operating segment and segregated between revenue with contracts with customers within the scope of ASC 606 and revenue within the scope of other GAAP topics.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended June 30, 2025
Payments and cash management revenue	$117	$33	$—	$150
Wealth and asset management revenue	98	4	—	102
Customer deposit and loan fees	58	4	—	62
Capital markets and advisory fees	2	39	—	41
Leasing revenue	—	3	—	3
Insurance income	19	—	—	19
Other noninterest income	1	1	(2)	—
Net revenue from contracts with customers	295	84	(2)	377
Noninterest income within the scope of other GAAP topics	44	93	(43)	94
Total noninterest income	$339	$177	$(45)	$471
Three months ended June 30, 2024
Payments and cash management revenue	$114	$28	$—	$142
Wealth and asset management revenue	88	2	—	90
Customer deposit and loan fees	53	3	—	56
Capital markets and advisory fees	7	36	—	43
Leasing revenue	—	10	—	10
Insurance income	16	2	—	18
Other noninterest income	2	—	(1)	1
Net revenue from contracts with customers	280	81	(1)	360
Noninterest income within the scope of other GAAP topics	42	83	6	131
Total noninterest income	$322	$164	$5	$491
68 Huntington Bancshares Incorporated

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Six Months Ended June 30, 2025
Payments and cash management revenue	$225	$65	$—	$290
Wealth and asset management revenue	193	10	—	203
Customer deposit and loan fees	110	6	—	116
Capital markets and advisory fees	6	65	—	71
Leasing revenue	1	6	—	7
Insurance income	36	3	—	39
Other noninterest income	2	2	(2)	2
Net revenue from contracts with customers	573	157	(2)	728
Noninterest income within the scope of other GAAP topics	93	182	(38)	237
Total noninterest income	$666	$339	$(40)	$965
Six Months Ended June 30, 2024
Payments and cash management revenue	$221	$55	$—	$276
Wealth and asset management revenue	173	5	—	178
Customer deposit and loan fees	103	7	—	110
Capital markets and advisory fees	11	61	—	72
Leasing revenue	1	19	—	20
Insurance income	32	5	—	37
Other noninterest income	4	—	(1)	3
Net revenue from contracts with customers	545	152	(1)	696
Noninterest income within the scope of other GAAP topics	85	157	20	262
Total noninterest income	$630	$309	$19	$958
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended June 30, 2025 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended June 30, 2025 was determined to be immaterial.
13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2024 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and six-month periods ended June 30, 2025 and 2024.
Assets and Liabilities measured at fair value on a recurring basis
The following tables present our assets and liabilities measured at fair value on a recurring basis, including instruments we have elected the fair value option.
2025 2Q Form 10-Q 69

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At June 30, 2025
Assets
Trading account securities:
U.S. Treasury securities	$368	$—	$—	$—	$368
Other trading account securities	—	113	—	—	113
Total trading account securities	368	113	—	—	481
Available-for-sale securities:
U.S. Treasury securities	7,384	—	—	—	7,384
Residential MBS	—	9,841	—	—	9,841
Residential CMO	—	4,568	—	—	4,568
Commercial MBS	—	1,774	—	—	1,774
Other agencies	—	117	—	—	117
Municipal securities	—	25	4,067	—	4,092
Corporate debt	—	172	—	—	172
Asset-backed securities	—	229	38	—	267
Private-label CMO	—	84	21	—	105
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	7,384	16,820	4,126	—	28,330
Other securities	29	2	—	—	31
Loans held for sale	—	867	—	—	867
Loans held for investment	—	110	62	—	172
MSRs	—	—	567	—	567
Other assets:
Derivative assets	—	558	10	(354)	214
Assets held in trust for deferred compensation plans	200	—	—	—	200
Liabilities
Short-term borrowings (2)	416	9	—	—	425
Long-term debt	—	1,014	—	—	1,014
Derivative liabilities	—	606	3	(223)	386
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
2025 2Q Form 10-Q 70

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
2025 2Q Form 10-Q 71

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

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended June 30, 2025
Opening balance	$564	$3	$3,929	$22	$47	$63
Transfers into Level 3	—	—	—	—	—	1
Transfers out of Level 3 (1)	—	(10)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	—
Mortgage banking income	—	12	—	—	—	—
Other noninterest income	—	(1)	—	—	—	—
Included in OCI	—	—	12	—	—	—
Purchases/originations	20	—	421	—	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(17)	3	(294)	(1)	(9)	—
Closing balance	$567	$7	$4,067	$21	$38	$62
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$—	$2	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	10	—	—	—
Three months ended June 30, 2024
Opening balance	$534	$4	$3,293	$20	$72	$58
Transfers into Level 3	—	—	—	—	—	4
Transfers out of Level 3 (1)	—	(6)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	(1)
Mortgage banking income	12	4	—	—	—	—
Other noninterest income	—	(6)	—	(1)	—	—
Provision for credit losses	—	—	(2)	—	—	—
Included in OCI	—	—	(33)	—	—	—
Purchases/originations	11	—	228	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(14)	5	(144)	1	(37)	—
Closing balance	$543	$1	$3,341	$20	$35	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$12	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(34)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2025 2Q Form 10-Q 72

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Six months ended June 30, 2025
Opening balance	$573	$2	$3,954	$21	$49	$61
Transfers into Level 3	—	—	—	—	—	4
Transfers out of Level 3 (1)	—	(17)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	—
Mortgage banking income	(15)	22	—	—	—	—
Other noninterest income	—	(6)	—	—	—	—
Included in OCI	—	—	17	—	—	—
Purchases/originations	40	—	639	—	—	—
Repayments	—	—	—	—	—	(3)
Settlements	(31)	6	(542)	—	(11)	—
Closing balance	$567	$7	$4,067	$21	$38	$62
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(15)	$5	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	14	—	—	—
Six months ended June 30, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	8
Transfers out of Level 3 (1)	—	(11)	—	—	—	—
Total gains/losses for the period:
Included in earnings:
Interest and fee income	—	—	(1)	(1)	—	(1)
Mortgage banking income	32	11	—	—	—	—
Other noninterest income	—	(8)	—	—	—	—
Provision for credit losses	—	—	(2)	—	—	—
Included in OCI	—	—	(14)	—	—	—
Purchases/originations	21	—	300		—	—
Repayments	—	—	—	—	—	(1)
Settlements	(25)	11	(277)	1	(40)	—
Closing balance	$543	$1	$3,341	$20	$35	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$32	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(16)	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2025 2Q Form 10-Q 73

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At June 30, 2025
Assets
Loans held for sale	$867	$840	$27	$—	$—	$—
Loans held for investment	172	184	(12)	4	5	(1)
Liabilities
Long-term debt	1,014	1,005	(9)
At December 31, 2024
Assets
Loans held for sale	$652	$640	$12	$—	$—	$—
Loans held for investment	173	184	(11)	4	4	—
Liabilities
Long-term debt	821	817	(4)
The following table presents the net gains (losses) from fair value changes.

		Three Months Ended		Six Months Ended
(dollar amounts in millions)	Classification	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loans held for sale	Mortgage banking income	$9	$4	$15	$(3)
Loans held for investment	Mortgage banking income	—	—	(1)	(1)
Long-term debt	Other noninterest income	(4)	(2)	(5)	(2)
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
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended		Six Months Ended
(dollar amounts in millions)	At June 30, 2025	At December 31, 2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Collateral-dependent loans	$37	$192	$(20)	$(16)	$(43)	$(41)
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
2025 2Q Form 10-Q 74

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At June 30, 2025				At December 31, 2024
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	7%	-	55%	8%	6%	-	43%	8%
		Spread over forward interest rate swap rates	5%	-	10%	6%	5%	-	10%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	5%	4%	4%	-	5%	5%
		Cumulative default	—%	-	64%	4%	—%	-	39%	4%
		Loss given default (2)				20%				20%
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
2025 2Q Form 10-Q 75

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At June 30, 2025
Financial Assets
Cash and short-term assets	$10,947	$—	$—	$10,947	$10,947
Trading account securities	—	—	481	481	481
Available-for-sale securities	—	—	28,330	28,330	28,330
Held-to-maturity securities	15,965	—	—	15,965	14,089
Other securities	847	—	31	878	878
Loans held for sale	—	9	867	876	876
Net loans and leases (1)	132,457	—	172	132,629	131,653
Derivative assets	—	—	214	214	214
Assets held in trust for deferred compensation plans	—	—	200	200	200
Financial Liabilities
Deposits (2)	163,380	—	—	163,380	163,389
Short-term borrowings	151	—	425	576	576
Long-term debt	16,453	—	1,014	17,467	17,560
Derivative liabilities	—	—	386	386	386
At December 31, 2024
Financial Assets
Cash and short-term assets	$13,332	$—	$—	$13,332	$13,332
Trading account securities	—	—	53	53	53
Available-for-sale securities	—	—	27,273	27,273	27,273
Held-to-maturity securities	16,368	—	—	16,368	14,086
Other securities	792	—	31	823	823
Loans held for sale	—	2	652	654	654
Net loans and leases (1)	127,625	—	173	127,798	125,557
Derivative assets	—	—	266	266	266
Assets held in trust for deferred compensation plans	—	—	191	191	191
Financial Liabilities
Deposits (2)	162,448	—	—	162,448	162,455
Short-term borrowings	199	—	—	199	199
Long-term debt	15,553	—	821	16,374	16,573
Derivative liabilities	—	—	578	578	578
(1)Includes collateral-dependent loans.
(2)Includes $1.3 billion and $1.5 billion in time deposits in excess of the FDIC insurance coverage limit at June 30, 2025 and December 31, 2024, respectively.
2025 2Q Form 10-Q 76

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3
At June 30, 2025
Financial Assets
Trading account securities	$368	$113	$—	$—	$481
Available-for-sale securities	7,384	16,820	4,126	—	28,330
Held-to-maturity securities	2,340	11,749	—	—	14,089
Other securities (2)	29	2	—	—	31
Loans held for sale	—	867	9	—	876
Net loans and leases	—	110	131,543	—	131,653
Derivative assets	—	558	10	(354)	214
Financial Liabilities
Deposits	—	149,232	14,157	—	163,389
Short-term borrowings	416	160	—	—	576
Long-term debt	—	12,209	5,351	—	17,560
Derivative liabilities	—	606	3	(223)	386
At December 31, 2024
Financial Assets
Trading account securities	$1	$52	$—	$—	$53
Available-for-sale securities	6,556	16,693	4,024	—	27,273
Held-to-maturity securities	2,023	12,063	—	—	14,086
Other securities (2)	29	2	—	—	31
Loans held for sale	—	652	2	—	654
Net loans and leases	—	113	125,444	—	125,557
Derivative assets	—	606	4	(344)	266
Financial Liabilities
Deposits	—	147,045	15,410	—	162,455
Short-term borrowings	—	199	—	—	199
Long-term debt	—	11,242	5,331	—	16,573
Derivative liabilities	—	666	2	(90)	578
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.
14. DERIVATIVE FINANCIAL INSTRUMENTS
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
2025 2Q Form 10-Q 77

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At June 30, 2025			At December 31, 2024
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$45,991	$147	$59	$45,634	$24	$—
Foreign exchange contracts	265	1	—	250	—	5
Derivatives not designated as Hedging Instruments
Interest rate contracts	48,944	287	445	42,359	456	580
Foreign exchange contracts	5,207	75	78	5,465	79	54
Equity contracts	935	28	3	823	20	2
Commodities contracts	634	27	24	683	29	27
Credit contracts	187	3	—	247	2	—
Total contracts	$102,163	$568	$609	$95,461	$610	$668
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
(dollar amounts in millions)		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate contracts:
Customer	Capital markets and advisory fees	$13	$6	$21	$11
Mortgage banking	Mortgage banking income	(21)	(12)	—	(23)
Foreign exchange contracts	Capital markets and advisory fees	13	11	24	22
Credit contracts	Other noninterest income	(2)	(6)	(4)	(8)
Commodities contracts	Capital markets and advisory fees	1	1	2	2
Equity contracts	Other noninterest income and other noninterest expense	4	(2)	1	(4)
Total		$8	$(2)	$44	$—
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
2025 2Q Form 10-Q 78

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2025 and December 31, 2024, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At June 30, 2025
Instruments associated with:
Investment securities	$9,142	$—	$—	$9,142
Loans	—	26,250	175	26,425
Long-term debt	10,599	—	—	10,599
Total notional value	$19,741	$26,250	$175	$46,166
At December 31, 2024
Instruments associated with:
Investment securities	$10,987	$—	$—	$10,987
Loans	—	23,300	175	23,475
Long-term debt	11,347	—	—	11,347
Total notional value	$22,334	$23,300	$175	$45,809
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in decreases to net interest income of $7 million and $70 million for the three-month periods ended June 30, 2025, and 2024, respectively, and decreases to net interest income of $25 million and $138 million for the six-month periods ended June 30, 2025, and 2024, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $9.1 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, or other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged MBS portfolio has not been attributed to the individual AFS securities in our Unaudited Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(140)	$(39)	$(262)	$32
Change in fair value of hedged investment securities (1)	138	38	261	(34)
Change in fair value of interest rate swaps hedging long-term debt (2)	72	(31)	215	(159)
Change in fair value of hedged long-term debt (2)	(72)	31	(215)	159
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2025 2Q Form 10-Q 79

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At June 30, 2025	At December 31, 2024	At June 30, 2025	At December 31, 2024
Assets
Available-for-sale securities (1)	$15,981	$16,390	$(197)	$(458)
Liabilities
Long-term debt (2)	11,036	11,589	(9)	(223)
(1)Amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio that is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(49) million at June 30, 2025 and $(56) million at December 31, 2024.
Cash Flow Hedges
At June 30, 2025, Huntington had $26.3 billion of interest rate swaps and floors that are designated as cash flow hedges for variable-rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight-line basis as a reduction to interest income over the contractual life of these contracts.
At June 30, 2025, net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months totaled $23 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Unaudited Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. These derivatives were in a net liability position of $1 million at June 30, 2025 and a net asset position of $7 million at December 31, 2024. At June 30, 2025 and December 31, 2024, Huntington had commitments to sell residential real estate loans of $1.4 billion and $869 million, respectively. These contracts mature in less than one year.
MSR hedging activity
Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements and forward mortgage contracts. The derivative instruments used are not designated as qualifying hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. Huntington’s MSR economic hedging activity uses securities and derivatives to manage the value of the MSR assets and to mitigate the various types of risk inherent in the MSR assets, including risks related to duration, basis, convexity, volatility, and yield curve. The hedging instruments include forward commitments, TBA securities, Treasury futures contracts, interest rate swaps, and options on interest rate swaps.
2025 2Q Form 10-Q 80

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

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Notional value	$1,850	$1,780
Trading liabilities	10	45

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Trading gains (losses)	$(6)	$(10)	$9	$(29)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at June 30, 2025 and December 31, 2024, were $52 million and $72 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $50.7 billion and $45.2 billion at June 30, 2025 and December 31, 2024, respectively. Huntington’s credit risk from customer derivatives was $142 million and $76 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts was $187 million and $247 million at June 30, 2025 and December 31, 2024, respectively. The position of these derivatives was a net asset of $3 million at June 30, 2025 and $2 million at December 31, 2024.
Financial assets and liabilities that are offset in the Unaudited Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 13 - “Fair Values of Assets and Liabilities”.
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
2025 2Q Form 10-Q 81

In addition, Huntington clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $41 million and $192 million at June 30, 2025 and December 31, 2024, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At June 30, 2025, Huntington pledged $207 million of investment securities and cash collateral to counterparties, while other counterparties pledged $175 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At June 30, 2025	$568	$(354)	$214	$(4)	$(22)	$188
At December 31, 2024	610	(344)	266	(5)	(35)	226

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At June 30, 2025	$609	$(223)	$386	$(66)	$(120)	$200
At December 31, 2024	668	(90)	578	(67)	(316)	195
15. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Assets
Net loans and leases	$880	$1,122
Other assets	246	264
Total assets	$1,126	$1,386
Liabilities
Long-term borrowings	$796	$1,023
Other liabilities	89	109
Total liabilities	$885	$1,132
2025 2Q Form 10-Q 82

Huntington previously completed a securitization transaction by transferring automobile loans to a SPE which was deemed to be a VIE, with the SPE in turn issuing asset-backed notes. The primary purpose of the VIE in the securitization transaction was to issue asset-backed securities with varying levels of credit subordination and payment priority. Huntington retained notes and residual interest in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits that could potentially be significant to the VIE. In addition, Huntington retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. The assets of the VIE are restricted to the settlement of the asset-backed securities and other obligations of the VIE. Third-party holders of the asset-backed notes do not have recourse to the general assets of Huntington.
The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The VIE is exposed to credit and prepayment risk, which are managed through credit enhancements in the form of reserve accounts, over-collateralization, excess interest on the loans, and the subordination of certain classes of asset-backed securities.
Consolidated VIEs at June 30, 2025 and December 31, 2024 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At June 30, 2025
Affordable housing tax credit partnerships	$2,595	$1,140	$2,595
Trust preferred securities	14	248	—
Other investments	1,128	179	1,128
Total	$3,737	$1,567	$3,723
At December 31, 2024
Affordable housing tax credit partnerships	$2,382	$1,065	$2,382
Trust preferred securities	14	248	—
Other investments	1,201	168	1,201
Total	$3,597	$1,481	$3,583
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
2025 2Q Form 10-Q 83

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Affordable housing tax credit investments	$3,953	$3,628
Less: amortization	(1,358)	(1,246)
Net affordable housing tax credit investments	$2,595	$2,382
Unfunded commitments	$1,140	$1,065
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Tax credits and other tax benefits recognized	$87	$76	$173	$152
Proportional amortization expense included in provision for income taxes	71	63	141	126
The initial investment in affordable housing tax credit investments and subsequent tax credits, benefits, and amortization are included within operating activities in the Unaudited Consolidated Statements of Cash Flows.
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
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At June 30, 2025	At December 31, 2024
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$41,208	$37,422
Consumer loan portfolio	20,651	19,993
Commercial real estate	2,369	2,089
Standby letters of credit and guarantees on industrial revenue bonds	772	725
2025 2Q Form 10-Q 84

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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These conditional commitments are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions and mature within two years. Since the conditions under which Huntington is required to fund these conditional commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these conditional commitments was $32 million and $27 million at June 30, 2025 and December 31, 2024, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $201 million at both June 30, 2025 and December 31, 2024, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired. As of June 30, 2025, the Company did not expect to be subject to any make-whole provisions under these guarantees.
Litigation and Regulatory Matters
In the ordinary course of business, Huntington is, or may be a defendant in, or party to pending and threatened legal and regulatory actions and proceedings.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $15 million at June 30, 2025 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
2025 2Q Form 10-Q 85

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

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended June 30, 2025
Net interest income (loss)	$1,014	$513	$(60)	$1,467
Provision (benefit) for credit losses	138	(35)	—	103
Net interest income (loss) after provision (benefit) for credit losses	876	548	(60)	1,364
Noninterest income	339	177	(45)	471
Noninterest expense:
Direct personnel costs	305	149	268	722
Other noninterest expense, including corporate allocations	535	168	(228)	475
Total noninterest expense	840	317	40	1,197
Income (loss) before income taxes	375	408	(145)	638
Provision (benefit) for income taxes	78	86	(68)	96
Income attributable to non-controlling interest	—	6	—	6
Net income (loss) attributable to Huntington	$297	$316	$(77)	$536
Three months ended June 30, 2024
Net interest income (loss)	$1,007	$527	$(222)	$1,312
Provision for credit losses	76	24	—	100
Net interest income (loss) after provision for credit losses	931	503	(222)	1,212
Noninterest income	322	164	5	491
Noninterest expense:
Direct personnel costs	285	148	230	663
Other noninterest expense, including corporate allocations	503	152	(201)	454
Total noninterest expense	788	300	29	1,117
Income (loss) before income taxes	465	367	(246)	586
Provision (benefit) for income taxes	97	77	(68)	106
Income attributable to non-controlling interest	—	6	—	6
Net income (loss) attributable to Huntington	$368	$284	$(178)	$474

2025 2Q Form 10-Q 86

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Six months ended June 30, 2025
Net interest income (loss)	$1,957	$1,026	$(90)	$2,893
Provision for credit losses	185	33	—	218
Net interest income (loss) after provision for credit losses	1,772	993	(90)	2,675
Noninterest income	666	339	(40)	965
Noninterest expense:
Direct personnel costs	599	288	506	1,393
Other noninterest expense, including corporate allocations	1,060	332	(436)	956
Total noninterest expense	1,659	620	70	2,349
Income (loss) before income taxes	779	712	(200)	1,291
Provision (benefit) for income taxes	163	150	(95)	218
Income attributable to non-controlling interest	—	10	—	10
Net income (loss) attributable to Huntington	$616	$552	$(105)	$1,063
Six months ended June 30, 2024
Net interest income (loss)	$1,963	$1,050	$(414)	$2,599
Provision for credit losses	122	85	—	207
Net interest income (loss) after provision for credit losses	1,841	965	(414)	2,392
Noninterest income	630	309	19	958
Noninterest expense:
Direct personnel costs	560	285	457	1,302
Other noninterest expense, including corporate allocations	1,005	309	(362)	952
Total noninterest expense	1,565	594	95	2,254
Income (loss) before income taxes	906	680	(490)	1,096
Provision (benefit) for income taxes	190	143	(141)	192
Income attributable to non-controlling interest	—	11	—	11
Net income (loss) attributable to Huntington	$716	$526	$(349)	$893

	Assets		Deposits
(dollar amounts in millions)	At June 30, 2025	At December 31, 2024	At June 30, 2025	At December 31, 2024
Consumer & Regional Banking	$80,225	$78,841	$111,926	$111,390
Commercial Banking	70,380	66,919	43,691	43,366
Treasury / Other	57,137	58,470	7,763	7,692
Total	$207,742	$204,230	$163,380	$162,448

2025 2Q Form 10-Q 87

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2024 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, Huntington’s disclosure controls and procedures were effective.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable, or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 16 - “Commitments and Contingent Liabilities” of the Notes to Unaudited Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.
2025 2Q Form 10-Q 88

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025 (2)	—	$—	$1,000,000,000
May 1, 2025 to May 31, 2025	—	—	1,000,000,000
June 1, 2025 to June 30, 2025	—	—	1,000,000,000
Total	—	$—	$1,000,000,000
(1)    The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations.
(2)    On April 16, 2025, our Board approved the repurchase of up to $1.0 billion of common shares.
Item 5. Other Information
Trading Plans
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
2025 2Q Form 10-Q 89

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of July 13, 2025, by and between Huntington Bancshares Incorporated and Veritex Holdings, Inc.	Current Report on Form 8-K dated July 17, 2025.	001-34073	2.1
3.1	Articles Supplementary of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.1
3.2	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.1
3.7	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.2
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023.	001-34073	3.1
3.9	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 19, 2023.	Current Report on Form 8-K dated July 19, 2023.	001-34073	3.2
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 17, 2024.	Current Report on Form 8-K dated July 17, 2024.	001-34073	3.1
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	*Form of 2025 Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	001-34073	10.1
31.1	**Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	**Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	***Section 1350 Certification – Chief Executive Officer.
32.2	***Section 1350 Certification – Chief Financial Officer.
101.INS	****The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**Inline XBRL Taxonomy Extension Schema Document
101.CAL	**Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
* Denotes management contract or compensatory plan or arrangement
** Filed herewith
*** Furnished herewith
****    The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2025 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
2025 2Q Form 10-Q 90

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 29, 2025	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2025	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2025 2Q Form 10-Q 91