Form 10-Q
period 2025-09-30
HUNTINGTON BANCSHARES INC /MD/
filed 2025-10-28
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 1,459,390,757 shares of the registrant’s common stock ($0.01 par value) outstanding on September 30, 2025.

HUNTINGTON BANCSHARES INCORPORATED
2 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses	MBS	Mortgage-Backed Securities
AFS	Available-for-Sale	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ALCO	Asset-Liability Management Committee	MSR	Mortgage Servicing Right
ALLL	Allowance for Loan and Lease Losses	NAICS	North American Industry Classification System
AOCI	Accumulated Other Comprehensive Income (Loss)	NALs	Nonaccrual Loans
ASC	Accounting Standards Codification	NCO	Net Charge-off
ASU	Accounting Standards Update	NII	Net Interest Income
AULC	Allowance for Unfunded Lending Commitments	NIM	Net Interest Margin
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013	NM	Not Meaningful
BHC	Bank Holding Company	NPAs	Nonperforming Assets
Board	Board of Directors	OCC	Office of the Comptroller of the Currency
Cadence	Cadence Bank	OCI	Other Comprehensive Income (Loss)
C&I	Commercial and Industrial	OLEM	Other Loans Especially Mentioned
CDS	Credit Default Swap	REIT	Real Estate Investment Trust
CECL	Current Expected Credit Losses	ROC	Risk Oversight Committee
CET1	Common Equity Tier 1	RV	Recreational Vehicle
CFPB	Bureau of Consumer Financial Protection	SBA	Small Business Administration
CLN	Credit Linked Note	SCB	Stress Capital Buffer
CME	Chicago Mercantile Exchange	SEC	Securities and Exchange Commission
CMO	Collateralized Mortgage Obligations	SOFR	Secured Overnight Financing Rate
CODM	Chief Operating Decision Maker	SPE	Special Purpose Entity
CRE	Commercial Real Estate	TBA	To Be Announced
DIF	Deposit Insurance Fund	U.S.	United States of America
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	U.S. Treasury	U.S. Department of the Treasury
EOP	End of Period	Veritex	Veritex Holdings, Inc.
EVE	Economic Value of Equity	VIE	Variable Interest Entity
FDIC	Federal Deposit Insurance Corporation	XBRL	eXtensible Business Reporting Language
Fed Fund	The targeted rate by the Federal Reserve to secure overnight funding	YTD	Year-to-Date
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
LIHTC	Low Income Housing Tax Credit
2025 3Q Form 10-Q 3

PART I. FINANCIAL INFORMATION
When we refer to “we,” “our,” “us,” “Huntington,” and “the Company” in this Quarterly Report on Form 10-Q (this “report”), we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking and financial services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of September 30, 2025, our 972 full-service branches and private client group offices are located in Ohio, Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, West Virginia, and Wisconsin. We also maintain a local banking presence in Texas and conduct select financial services and other activities in other states.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. This MD&A provides only material updates to the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), and therefore, should be read in conjunction with the 2024 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements, and other information contained in this report.
In this MD&A we refer to FTE net interest income and FTE total revenue. These financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. These financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the "Non-GAAP Financial Measures" section below.
4 Huntington Bancshares Incorporated

EXECUTIVE OVERVIEW
Veritex Acquisition
Effective October 20, 2025, Huntington completed its previously announced acquisition of Veritex Holdings, Inc. (“Veritex”), a bank holding company headquartered in Dallas, Texas, whereby Veritex merged with and into Huntington, with Huntington as the surviving entity. Upon completion of the merger, Huntington issued 107 million shares of its common stock to Veritex shareholders of record as of the merger date, in addition to 1 million shares issued upon the conversion of certain Veritex equity awards, resulting in total consideration from the transaction of approximately $1.7 billion. As of September 30, 2025, Veritex had $12.8 billion in assets, including $9.6 billion in loans, and $10.8 billion in deposits.
Pending Acquisition of Cadence
On October 27, 2025, Huntington announced entry into a definitive merger agreement with The Huntington National Bank, Huntington’s wholly owned subsidiary bank, and Cadence Bank (“Cadence”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, whereby Cadence will merge with and into The Huntington National Bank, with The Huntington National Bank as the surviving bank. Under the terms of the agreement, Huntington will issue 2.475 shares for each outstanding share of Cadence in a 100% stock transaction. Based on Huntington’s closing price of $16.07 as of October 24, 2025, the consideration is valued at approximately $7.4 billion. Each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence will be converted into the right to receive 1/1000 of a share of a newly created series of preferred stock of Huntington. As of September 30, 2025, Cadence had $53 billion in assets, including $37 billion in loans, and $44 billion in deposits. The merger is expected to close in the first quarter of 2026, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the definitive merger agreement by the Huntington and Cadence shareholders.
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
2025 3Q Form 10-Q 5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly and Year-to-Date Income Statement Data
	Three Months Ended				Nine Months Ended
(amounts in millions, except per share data)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
			Amount	Percent			Amount	Percent
Interest income	$2,600	$2,555	$45	2%	$7,645	$7,411	$234	3%
Interest expense	1,094	1,204	(110)	(9)	3,246	3,461	(215)	(6)
Net interest income	1,506	1,351	155	11	4,399	3,950	449	11
Provision for credit losses	122	106	16	15	340	313	27	9
Net interest income after provision for credit losses	1,384	1,245	139	11	4,059	3,637	422	12
Noninterest income	628	523	105	20	1,593	1,481	112	8
Noninterest expense	1,246	1,130	116	10	3,595	3,384	211	6
Income before income taxes	766	638	128	20	2,057	1,734	323	19
Provision for income taxes	133	116	17	15	351	308	43	14
Income after income taxes	633	522	111	21	1,706	1,426	280	20
Income attributable to non-controlling interest	4	5	(1)	(20)	14	16	(2)	(13)
Net income attributable to Huntington	629	517	112	22	1,692	1,410	282	20
Dividends on preferred shares	27	36	(9)	(25)	81	107	(26)	(24)
Net income applicable to common shares	$602	$481	$121	25%	$1,611	$1,303	$308	24%
Average common shares—basic	1,459	1,453	6	—%	1,457	1,451	6	—%
Average common shares—diluted	1,485	1,477	8	1	1,483	1,475	8	1
Net income per common share—basic	$0.41	$0.33	$0.08	24	$1.11	$0.90	$0.21	23
Net income per common share—diluted	0.41	0.33	0.08	24	1.09	0.88	0.21	24
Cash dividends declared per common share	0.155	0.155	—	—	0.465	0.465	—	—
Return on average total assets	1.19%	1.04%			1.09%	0.97%
Return on average common shareholders’ equity	12.4	10.8			11.6	10.2
Return on average tangible common shareholders’ equity (1)	17.8	16.2			16.9	15.5
Net interest margin (2)	3.13	2.98			3.12	3.00
Efficiency ratio (3)	57.4	59.4			58.4	61.2
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,506	$1,351	$155	11%	$4,399	$3,950	$449	11%
FTE adjustment (2)	17	13	4	31	48	39	9	23
Net interest income, FTE (non-GAAP) (2)	1,523	1,364	159	12	4,447	3,989	458	11
Noninterest income	628	523	105	20	1,593	1,481	112	8
Total revenue, FTE (non-GAAP) (2)	$2,151	$1,887	$264	14%	$6,040	$5,470	$570	10%
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
6 Huntington Bancshares Incorporated

Summary of 2025 Third Quarter Results Compared to 2024 Third Quarter
For the third quarter of 2025, we reported net income of $629 million, or $0.41 per diluted common share, compared with $517 million, or $0.33 per diluted common share, in the year-ago quarter.
Net interest income was $1.5 billion for the third quarter of 2025, an increase of $155 million, or 11%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $159 million, or 12%, from the year-ago quarter. The increase in FTE net interest income primarily reflected a 15 basis point increase in the FTE NIM to 3.13% and a $10.8 billion, or 6%, increase in average earning assets, partially offset by a $10.1 billion, or 7%, increase in average interest-bearing liabilities. The NIM increase was primarily due to a decrease in cost of funding, partially offset by a decrease in yields on earning assets and net hedging activity.
The provision for credit losses increased $16 million, or 15%, from the year-ago quarter to $122 million in the third quarter of 2025. The ACL increased $126 million from the year-ago quarter to $2.6 billion, or 1.86% of total loans and leases, in the third quarter of 2025, compared to $2.4 billion, or 1.93% of total loans and leases, for the year-ago quarter.
Noninterest income was $628 million, an increase of $105 million, or 20%, from the year-ago quarter, driven by a $24 million gain on the sale of a portion of our trust and custody business, included within other noninterest income, and increases in payments and cash management revenue, capital markets and advisory fees, customer deposit and loan fees, and wealth and asset management revenue. Noninterest expense was $1.2 billion, an increase of $116 million, or 10%, from the year-ago quarter, primarily due to higher personnel costs and outside data processing and other services, in addition to $14 million of Veritex acquisition-related expenses recognized during the current year quarter.
Consolidated Balance Sheet and Capital Ratios as of September 30, 2025 Compared to Prior Year End
Total assets at September 30, 2025 were $210.2 billion, an increase of $6.0 billion, or 3%, compared to December 31, 2024. The increase in total assets was primarily driven by increases in loans and leases of $7.9 billion, or 6%, partially offset by a decrease in investment securities of $1.9 billion, or 4%. Total liabilities at September 30, 2025 were $187.9 billion, an increase of $3.5 billion, or 2%, compared to December 31, 2024. The increase in total liabilities was primarily driven by increases in total deposits of $2.8 billion, or 2%, and long-term debt of $941 million, or 6%.
The tangible common equity to tangible assets ratio increased to 6.8% at September 30, 2025, compared to 6.1% at December 31, 2024, primarily due to an increase in tangible common equity from year-to-date earnings, net of dividends, and an improvement in AOCI, partially offset by an increase in tangible assets. The CET1 risk-based capital ratio was 10.6% at September 30, 2025, compared to 10.5% at December 31, 2024, with an increase in regulatory capital from year-to-date earnings, net of dividends, partially offset by an increase in risk-weighted assets.
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
2025 3Q Form 10-Q 7

Our quarterly results reflect the strength of our differentiated operating model with growth investments and continued execution of our core strategies, including leveraging the strength of our balance sheet, highlighted by growth in loans and average deposits, continued expansion of our net interest income, and strong performance in fee revenue. Our credit continues to perform well, driven by our ongoing disciplined approach to managing credit quality consistent with our aggregate moderate-to-low risk appetite. Our approach of combining national expertise with local delivery has enabled us to accelerate organic growth across our core footprint and expand new markets and verticals, while remaining focused on delivering profitable growth and driving value for our shareholders. We believe Huntington is well positioned to outperform through a range of potential economic and interest rate scenarios.
Economy
Despite persistent elevated levels of uncertainty, the market has demonstrated considerable resilience. Broad-based equity indices have been trading in proximity to record highs, while corporate credit spreads are near historically narrow levels. Tariffs continue to serve as a dynamic variable, with the potential to influence both the financial markets and the broader economic landscape.
At its September 2025 meeting, the Federal Reserve enacted a 25 basis point reduction in the federal funds rate, marking the first such adjustment since December 2024. Although inflation remains above the Federal Reserve’s stated 2% target and is not anticipated to fall below that threshold until 2028, the central bank cited a weakening labor market as a key reason for adopting a less restrictive monetary position.
Throughout 2025, the labor market has faced challenges, with the unemployment rate rising to 4.3%. The manufacturing sector, while experiencing mild contraction, has largely stabilized and is well-positioned to benefit from renewed investment and innovation. Meanwhile, the services sector continues to show slow and steady expansion, underscoring the economy’s underlying strength. Consumer spending has remained relatively robust, supported by strong demand, even as consumer debt and delinquency rates have increased. Collectively, these indicators suggest a transitional phase rather than a downturn, with many economists now anticipating a soft landing and a return to moderate GDP growth as fiscal and monetary policies begin to support renewed momentum.
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
8 Huntington Bancshares Incorporated

Quarterly Average Balance Sheet / Net Interest Income
The following table details the change in our quarterly average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin Analysis
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average	Interest Income/Expense	Yield/	Average	Interest Income/Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,823	$134	4.53%	$12,532	$174	5.55%	$(709)	(6)%
Securities:
Trading account securities	629	7	4.03	136	1	3.28	493	NM
Available-for-sale securities:
Taxable	23,485	246	4.19	25,434	331	5.21	(1,949)	(8)
Tax-exempt	3,318	41	5.02	2,699	35	5.23	619	23
Total available-for-sale securities	26,803	287	4.29	28,133	366	5.21	(1,330)	(5)
Held-to-maturity securities—taxable	15,752	105	2.66	15,078	93	2.47	674	4
Other securities	888	12	5.15	829	11	4.86	59	7
Total securities	44,072	411	3.72	44,176	471	4.26	(104)	—
Loans held for sale	893	15	6.52	676	12	6.92	217	32
Loans and leases: (3)
Commercial:
Commercial and industrial	61,440	959	6.11	52,194	840	6.31	9,246	18
Commercial real estate	10,692	187	6.86	11,744	227	7.55	(1,052)	(9)
Lease financing	5,483	93	6.69	5,180	86	6.51	303	6
Total commercial	77,615	1,239	6.25	69,118	1,153	6.53	8,497	12
Consumer:
Residential mortgage	24,511	259	4.23	24,074	241	4.00	437	2
Automobile	15,693	234	5.92	13,584	191	5.59	2,109	16
Home equity	10,264	190	7.34	10,089	199	7.86	175	2
RV and marine	5,860	80	5.41	6,046	79	5.24	(186)	(3)
Other consumer	2,001	55	10.82	1,596	48	11.69	405	25
Total consumer	58,329	818	5.57	55,389	758	5.45	2,940	5
Total loans and leases	135,944	2,057	5.96	124,507	1,911	6.05	11,437	9
Total earning assets	192,732	2,617	5.39	181,891	2,568	5.62	10,841	6
Cash and due from banks	1,445			1,407			38	3
Goodwill and other intangible assets	5,625			5,674			(49)	(1)
All other assets	9,925			9,306			619	7
Total assets	$209,727			$198,278			$11,449	6%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$45,980	$235	2.02%	$41,850	$239	2.28%	$4,130	10%
Money market deposits	62,009	466	2.99	55,599	521	3.73	6,410	12
Savings deposits	15,042	13	0.35	14,891	4	0.12	151	1
Time deposits	12,773	116	3.60	15,348	181	4.66	(2,575)	(17)
Total interest-bearing deposits	135,804	830	2.43	127,688	945	2.94	8,116	6
Short-term borrowings	1,267	13	3.90	826	14	6.52	441	53
Long-term debt	17,433	251	5.75	15,878	245	6.19	1,555	10
Total interest-bearing liabilities	154,504	1,094	2.81	144,392	1,204	3.32	10,112	7
Demand deposits—noninterest-bearing	29,008			28,800			208	1
All other liabilities	4,826			4,925			(99)	(2)
Total liabilities	188,338			178,117			10,221	6
Total Huntington shareholders’ equity	21,348			20,113			1,235	6
Non-controlling interest	41			48			(7)	(15)
Total equity	21,389			20,161			1,228	6
Total liabilities and equity	$209,727			$198,278			$11,449	6%
Net interest rate spread			2.58			2.30
Impact of noninterest-bearing funds on NIM			0.55			0.68
NII/NIM (FTE)		$1,523	3.13%		$1,364	2.98%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2025 3Q Form 10-Q 9

Quarterly Net Interest Income
Net interest income for the third quarter of 2025 increased $155 million, or 11%, from the third quarter of 2024. FTE net interest income, a non-GAAP financial measure, for the third quarter of 2025 increased $159 million, or 12%, from the third quarter of 2024. The increase in FTE net interest income primarily reflected a 15 basis point increase in the FTE NIM to 3.13% and a $10.8 billion, or 6%, increase in average earning assets, partially offset by a $10.1 billion, or 7%, increase in average interest-bearing liabilities. The higher NIM was driven by lower cost of funds, partially offset by a decrease in yields on earning assets and net hedging activity.
Quarterly Average Balance Sheet
Average assets for the third quarter of 2025 were $209.7 billion, an increase of $11.4 billion, or 6%, from the third quarter of 2024, primarily due to an increase in average loans and leases of $11.4 billion, or 9%. The increase in average loans and leases was driven by growth in average commercial loans and leases of $8.5 billion, or 12%, and average consumer loans of $2.9 billion, or 5%.
Average liabilities for the third quarter of 2025 increased $10.2 billion, or 6%, from the third quarter of 2024, primarily due to increases in average deposits of $8.3 billion, or 5%, and in average total borrowings of $2.0 billion, or 12%. The increase in average deposits included an increase in average interest-bearing deposits of $8.1 billion, or 6%, and an increase in noninterest-bearing deposits of $208 million, or 1%. The increase in average interest-bearing deposits was primarily due to increases in average money market and interest-bearing demand deposits, partially offset by a decrease in average time deposits. The increase in average total borrowings was driven by holding company and bank debt issuances and CLN transactions over the last year.
Average shareholders’ equity for the third quarter of 2025 increased $1.2 billion, or 6%, from the third quarter of 2024, primarily due to earnings, net of dividends, and improvement in average accumulated other comprehensive income driven by changes in the interest rate environment.
10 Huntington Bancshares Incorporated

Year-to-Date Average Balance Sheet / Net Interest Income
The following table details the change in our year-to-date average balance sheet and the net interest margin.

Table 3 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average	Interest Income/Expense	Yield/	Average	Interest Income/Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (2)	Balances	(FTE) (1)	Rate (2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,907	$402	4.50%	$11,141	$462	5.53%	$766	7%
Securities:
Trading account securities	584	17	3.82	137	5	4.52	447	NM
Available-for-sale securities:
Taxable	23,913	811	4.52	24,049	949	5.26	(136)	(1)
Tax-exempt	3,274	124	5.06	2,686	103	5.12	588	22
Total available-for-sale securities	27,187	935	4.58	26,735	1,052	5.25	452	2
Held-to-maturity securities—taxable	16,078	320	2.65	15,285	281	2.45	793	5
Other securities	882	36	5.43	777	30	5.09	105	14
Total securities	44,731	1,308	3.90	42,934	1,368	4.25	1,797	4
Loans held for sale	742	36	6.47	569	29	6.77	173	30
Loans and leases: (3)
Commercial:
Commercial and industrial	59,477	2,746	6.09	51,517	2,470	6.30	7,960	15
Commercial real estate	10,831	555	6.76	12,155	700	7.57	(1,324)	(11)
Lease financing	5,472	274	6.61	5,111	247	6.35	361	7
Total commercial	75,780	3,575	6.22	68,783	3,417	6.53	6,997	10
Consumer:
Residential mortgage	24,412	762	4.16	23,898	700	3.91	514	2
Automobile	15,167	660	5.82	13,044	521	5.33	2,123	16
Home equity	10,195	559	7.33	10,072	590	7.83	123	1
RV and marine	5,910	237	5.35	5,968	229	5.13	(58)	(1)
Other consumer	1,880	154	10.97	1,511	134	11.78	369	24
Total consumer	57,564	2,372	5.50	54,493	2,174	5.33	3,071	6
Total loans and leases	133,344	5,947	5.91	123,276	5,591	6.00	10,068	8
Total earning assets	190,724	7,693	5.39	177,920	7,450	5.59	12,804	7
Cash and due from banks	1,419			1,413			6	—
Goodwill and other intangible assets	5,639			5,686			(47)	(1)
All other assets	9,790			9,376			414	4
Total assets	$207,572			$194,395			$13,177	7%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$44,755	$663	1.98%	$39,931	$649	2.17%	$4,824	12%
Money market deposits	61,111	1,388	3.04	53,495	1,515	3.78	7,616	14
Savings deposits	15,012	31	0.28	15,307	9	0.08	(295)	(2)
Time deposits	13,347	380	3.81	15,432	536	4.64	(2,085)	(14)
Total interest-bearing deposits	134,225	2,462	2.45	124,165	2,709	2.91	10,060	8
Short-term borrowings	1,322	40	4.04	1,112	52	6.22	210	19
Long-term debt	17,372	744	5.71	14,936	700	6.25	2,436	16
Total interest-bearing liabilities	152,919	3,246	2.84	140,213	3,461	3.30	12,706	9
Demand deposits—noninterest-bearing	29,067			29,444			(377)	(1)
All other liabilities	4,904			5,160			(256)	(5)
Total liabilities	186,890			174,817			12,073	7
Total Huntington shareholders’ equity	20,636			19,529			1,107	6
Non-controlling interest	46			49			(3)	(6)
Total equity	20,682			19,578			1,104	6
Total liabilities and shareholders’ equity	$207,572			$194,395			$13,177	7%
Net interest rate spread			2.55			2.29
Impact of noninterest-bearing funds on margin			0.57			0.71
Net interest margin/NII		$4,447	3.12%		$3,989	3.00%
(1)FTE yields are calculated assuming a 21% tax rate.
(2)Average yield rates include the impact of applicable derivatives. Loan and lease and deposit average yield rates also include the impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2025 3Q Form 10-Q 11

Year-to-Date Net Interest Income
Net interest income for the first nine-month period of 2025 increased $449 million, or 11%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first nine-month period of 2025 increased $458 million, or 11%, from the year-ago period. The increase in FTE net interest income reflected a 12 basis point increase in the FTE NIM to 3.12% and a $12.8 billion, or 7%, increase in average total earning assets, partially offset by a $12.7 billion, or 9%, increase in interest-bearing liabilities. The higher NIM was driven by a lower cost of funds and an increase in average earning assets, partially offset by the decrease in yields on earning assets and an increase in average interest-bearing liabilities.
Year-to-Date Average Balance Sheet
Average assets for the first nine-month period of 2025 were $207.6 billion, an increase of $13.2 billion, or 7%, from the year-ago period, primarily due to increases in average loans and leases of $10.1 billion, or 8%, and total securities of $1.8 billion, or 4%. The increase in average loans and leases included growth in average commercial loans and leases of $7.0 billion, or 10%, and average consumer loans of $3.1 billion, or 6%.
Average liabilities for the first nine-month period of 2025 increased $12.1 billion, or 7%, from the year-ago period, primarily due to increases in average deposits of $9.7 billion, or 6%, and in average total borrowings of $2.6 billion or 16%. Average deposits increased due to an increase in average interest-bearing deposits of $10.1 billion, or 8%, partially offset by a decrease in noninterest-bearing deposits of $377 million, or 1%. The increase in average interest-bearing deposits was primarily driven by increases in average money market deposits and demand deposits, partially offset by a decrease in time deposits. The increase in average total borrowings was driven by an increase in long-term FHLB advances, debt issuances, and auto loan securitization and CLN transactions used to support asset growth.
Average shareholders’ equity for the first nine-month period of 2025 increased $1.1 billion, or 6%, from the year-ago period primarily due to earnings, net of dividends and improvement in average accumulated other comprehensive income, partially offset by the 2024 series E preferred stock redemption.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the third quarter of 2025 was $122 million, an increase of $16 million, or 15%, compared to the third quarter of 2024. The provision for credit losses for the first nine-month period of 2025 was $340 million, an increase of $27 million, or 9%, compared to the year-ago period. The increase in provision expense in the third quarter of 2025, compared to the third quarter of 2024, and the nine-month period ended September 30, 2025, compared to September 30, 2024, is reflective of loan growth, partially offset by lower reserve coverage.
The following table presents the components of the provision for credit losses.

Table 4 - Provision for Credit Losses
	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Provision for loan and lease losses	$118	$24	$357	$255
Provision (benefit) for unfunded lending commitments	4	82	(14)	56
Provision (benefit) for securities	—	—	(3)	2
Total provision for credit losses	$122	$106	$340	$313
12 Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 5 - Noninterest Income
	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2025	2024	Percent	2025	2024	Percent
Payments and cash management revenue	$174	$158	10%	$494	$458	8%
Wealth and asset management revenue	104	93	12	307	271	13
Customer deposit and loan fees	102	86	19	283	246	15
Capital markets and advisory fees	94	78	21	245	207	18
Mortgage banking income	43	38	13	102	99	3
Leasing revenue	23	19	21	47	60	(22)
Insurance income	20	18	11	59	55	7
Net gains (losses) on sales of securities	—	—	—	(58)	—	—
Other noninterest income	68	33	106	114	85	34
Total noninterest income	$628	$523	20%	$1,593	$1,481	8%
Noninterest income for the third quarter of 2025 was $628 million, an increase of $105 million, or 20%, from the year-ago quarter. Other noninterest income increased $35 million, or 106%, primarily due to a $24 million gain on the sale of a portion of our trust and custody business. Payments and cash management revenue increased $16 million, or 10%, driven by higher merchant acquiring and cash management revenue. Capital markets and advisory fees increased $16 million, or 21%, primarily due to higher syndication and advisory fees. Customer deposit and loan fees increased $16 million, or 19%, primarily due to higher loan commitment fees. Wealth and asset management revenue increased $11 million, or 12%, primarily due to higher trust and investment management income.
Noninterest income for the first nine-month period of 2025 increased $112 million, or 8%, from the year-ago period. Capital markets and advisory fees increased $38 million, or 18%, primarily due to higher syndication fees and commercial loan production related activities. Customer deposit and loan fees increased $37 million, or 15%, primarily reflecting higher loan commitment fees. Payments and cash management revenue increased $36 million, or 8%, reflecting higher merchant acquiring, commercial treasury management, and card transaction revenue. Wealth and asset management revenue increased $36 million, or 13%, reflecting higher trust and investment management account income. Other noninterest income increased $29 million, or 34%, primarily due to a $24 million gain on the sale of a portion of our trust and custody business. Partially offsetting these increases, net gains (losses) on sales of securities included $58 million of net loss on sale of securities as a result of corporate debt securities repositioning in the second quarter of 2025, and leasing revenue decreased $13 million, or 22%, driven by lower operating lease income.
2025 3Q Form 10-Q 13

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented.

Table 6 - Noninterest Expense
	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2025	2024	Percent	2025	2024	Percent
Personnel costs	$757	$684	11%	$2,150	$1,986	8%
Outside data processing and other services	198	167	19	550	498	10
Equipment	66	65	2	201	197	2
Net occupancy	57	57	—	176	165	7
Marketing	34	33	3	91	88	3
Deposit and other insurance expense	9	15	(40)	66	94	(30)
Professional services	31	21	48	75	72	4
Amortization of intangibles	11	11	—	33	35	(6)
Lease financing equipment depreciation	4	4	—	10	12	(17)
Other noninterest expense	79	73	8	243	237	3
Total noninterest expense	$1,246	$1,130	10%	$3,595	$3,384	6%
Number of employees (average full-time equivalent)	20,247	20,043	1%	20,198	19,896	2%
Noninterest expense for the third quarter of 2025 was $1.2 billion, an increase of $116 million, or 10%, from the year-ago quarter. Noninterest expense for the third quarter of 2025 included $14 million of Veritex acquisition-related expenses, primarily within professional services. Personnel costs increased $73 million, or 11%, primarily due to higher incentive compensation and salary expense. Outside data processing and other services increased $31 million, or 19%, primarily due to higher technology and data expense.
Noninterest expense for the first nine-month period of 2025 increased $211 million, or 6%, from the year-ago period. Personnel costs increased $164 million, or 8%, primarily due to increases in incentive compensation and salary expense, partially offset by a decline in benefits expense. Outside data processing increased $52 million, or 10%, primarily due to higher technology and data expense. Partially offsetting these increases, deposit and other insurance expense decreased $28 million, or 30%, primarily due to a $6 million benefit, compared to $31 million of additional expense, attributable to the ongoing adjustments related to the FDIC DIF special assessment recognized in the first nine-month periods of 2025 and 2024, respectively.
Provision for Income Taxes
The provision for income taxes in the third quarter of 2025 was $133 million, compared to $116 million in the third quarter of 2024. The provision for income taxes for the nine-month periods ended September 30, 2025 and September 30, 2024 was $351 million and $308 million, respectively. All periods included the benefits from general business credits, tax-exempt income, tax-exempt bank-owned life insurance income, and investments in qualified affordable housing projects. The effective tax rates for the third quarter of 2025 and third quarter of 2024 were 17.4% and 18.2%, respectively. The effective tax rates for the nine-month periods ended September 30, 2025 and September 30, 2024 were 17.0% and 17.8%, respectively. The decrease in the effective tax rate in the third quarter of 2025, compared to the third quarter of 2024, and the nine-month period ended September 30, 2025, compared to the nine-month period ended September 30, 2024, related primarily to increased benefits from general business credit and the benefits of capital losses recognized.
The net federal deferred tax asset was $712 million, and the net state deferred tax asset was $107 million at September 30, 2025.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2019. The 2020-2024 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2020.
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
At September 30, 2025, our loans and leases totaled $138.0 billion, representing a $7.9 billion, or 6%, increase compared to $130.0 billion at December 31, 2024.
The table below provides the composition of our total loan and lease portfolio.

Table 7 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At September 30, 2025		At December 31, 2024
Commercial:
Commercial and industrial	$62,978	45%	$56,809	43%
Commercial real estate	10,732	8	11,078	9
Lease financing	5,515	4	5,454	4
Total commercial	79,225	57	73,341	56
Consumer:
Residential mortgage	24,502	18	24,242	19
Automobile	15,996	12	14,564	11
Home equity	10,314	7	10,142	8
RV and marine	5,805	4	5,982	5
Other consumer	2,114	2	1,771	1
Total consumer	58,731	43	56,701	44
Total loans and leases	$137,956	100%	$130,042	100%
2025 3Q Form 10-Q 15

Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. As of September 30, 2025, there were no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC and is used to ensure a high quality, well-diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk appetite. Changes to existing concentration limits and incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics require the approval of the ROC prior to implementation.
The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2024 are consistent with the portfolio growth metrics.

Table 8 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At September 30, 2025		At December 31, 2024
Commercial loans and leases:
Real estate and rental and leasing (1)	$15,271	11%	$15,242	12%
Retail trade (2)	11,105	8	11,864	9
Finance and insurance (1)	9,450	7	6,589	5
Manufacturing	7,587	6	7,261	6
Wholesale trade	5,750	4	4,904	4
Health care and social assistance (1)	5,499	4	5,295	4
Accommodation and food services	3,657	3	3,226	2
Transportation and warehousing	3,332	2	3,324	3
Utilities	2,873	2	2,406	2
Other Services	2,299	2	1,962	2
Professional, scientific, and technical services	2,215	2	2,053	2
Construction	2,198	2	1,890	1
Information (1)	1,838	1	1,647	1
Admin./support/waste mgmt. and remediation services	1,819	1	1,681	1
Arts, entertainment, and recreation	1,814	1	1,646	1
Public administration	827	1	705	1
Educational services	614	—	539	—
Agriculture, forestry, fishing, and hunting	434	—	478	—
Management of companies and enterprises	253	—	251	—
Mining, quarrying, and oil and gas extraction	154	—	237	—
Unclassified/other (1)	236	—	141	—
Total commercial loans and leases by industry category	79,225	57	73,341	56
Residential mortgage	24,502	18	24,242	19
Automobile	15,996	12	14,564	11
Home equity	10,314	7	10,142	8
RV and marine	5,805	4	5,982	5
Other consumer loans	2,114	2	1,771	1
Total loans and leases	$137,956	100%	$130,042	100%
(1)     Includes non-real estate secured commercial loans to REITs, which are classified in the C&I loan category.
(2)    Amounts include $4.1 billion and $4.2 billion of auto dealer services loans at September 30, 2025 and December 31, 2024, respectively.
16 Huntington Bancshares Incorporated

The following tables present our commercial real estate portfolio by property type and geographic location.

Table 9 - Commercial Real Estate Portfolio by Property Type
	At September 30, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Property Type	% of Total Loans and Leases	Amount by Property Type	% of Total Loans and Leases
Multi-family	$3,904	3%	$4,426	3%
Warehouse/Industrial	1,720	1	1,604	2
Retail	1,609	1	1,477	1
Office	1,419	1	1,559	1
Hotel	955	1	817	1
Other	1,125	1	1,195	1
Total commercial real estate loans and leases	$10,732	8%	$11,078	9%

Table 10 - Commercial Real Estate Portfolio by Geographic Location
	At September 30, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE Loans and Leases	Amount by Location (1)	% of Total CRE Loans and Leases
Ohio	$2,021	19%	$1,938	17%
Michigan	1,923	18	2,148	19
Florida	978	9	1,064	10
Illinois	710	7	683	6
Pennsylvania	512	5	426	4
Colorado	466	4	362	3
Wisconsin	413	4	342	3
California	378	4	387	3
Texas	377	4	476	4
Minnesota	295	3	413	4
Other	2,659	23	2,839	27
Total commercial real estate loans and leases	$10,732	100%	$11,078	100%
(1)    Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $10.7 billion at September 30, 2025, a decrease of $346 million, or 3%, compared to December 31, 2024. The CRE portfolio had an associated allowance coverage of 3.9% and 4.3% at September 30, 2025 and December 31, 2024, respectively.
With declines in demand and property values of office space across the country, the office sector continues to be an area of uncertainty. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.4 billion, or 1% of total loans and leases, as of September 30, 2025, compared to $1.6 billion, or 1% of total loans and leases, at December 31, 2024. We have established ACL reserves of approximately 11% for our CRE office portfolio at both September 30, 2025 and December 31, 2024. As of September 30, 2025, there was $15 million of outstanding balances in the office portfolio that were 30 or more days past due.
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
Credit quality performance in the third quarter of 2025 reflected NCOs of $75 million, or 0.22% of average total loans and leases, annualized, a decrease of $18 million, compared to $93 million, or 0.30%, in the year-ago quarter. The decrease reflects an $18 million decrease in commercial NCOs to $36 million in the third quarter of 2025. NPAs decreased from December 31, 2024 by $1 million, which included a $28 million decrease in other NPAs, partially offset by increases in residential mortgage of $14 million and commercial real estate of $13 million.
2025 3Q Form 10-Q 17

NALs and NPAs
The following table presents the details of our NALs and NPAs.

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Nonaccrual loans and leases (NALs):
Commercial and industrial	$455	$457
Commercial real estate	131	118
Lease financing	10	10
Residential mortgage	97	83
Automobile	6	6
Home equity	108	107
RV and marine	1	2
Total nonaccrual loans and leases	808	783
Other real estate, net	10	8
Other NPAs (1)	3	31
Total nonperforming assets	$821	$822
Nonaccrual loans and leases as a % of total loans and leases	0.59%	0.60%
NPA ratio (2)	0.60	0.63
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
The baseline economic scenario used in the September 30, 2025 ACL determination assumes continued tariff uncertainty, but reflects marginal improved performance of the U.S. economy in the near term with minimal change in the overall outlook. In this scenario, the unemployment rate is expected to end 2025 at 4.4%, with peak unemployment of 4.8% through the end of 2026. The Federal Reserve restarted rate cuts in the third quarter of 2025 and is expected to continue with future rate cuts until reaching the federal funds rate of 3% by the end of 2026. The inflation outlook deteriorates slightly as the impacts of tariffs and other trade policies are expected to cascade through the economy, with near-term inflation expected to rise further above the Federal Reserve’s 2% target until the rate begins to decline in the second half of 2026 but still remaining above target. GDP growth, while positive, has slowed to a current level of approximately 1% and is forecasted to remain below 2% through the end of 2026.
The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2024.

Table 12 - Forecasted Key Macroeconomic Variables
	2024	2025		2026
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2024	4.2%	4.1%	4.1%	4.0%	4.0%
3Q 2025	N/A	N/A	4.4	4.6	4.8
Gross Domestic Product (1)
4Q 2024	2.0%	2.1%	2.1%	1.9%	2.2%
3Q 2025	N/A	N/A	1.0	1.5	1.4
(1)    Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
18 Huntington Bancshares Incorporated

Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, the impacts of U.S. trade policies including tariffs, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflect a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact that specific challenges will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2025 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profiles the Company maintains at September 30, 2025 relate to business banking loans within the C&I portfolio and office loans within the CRE portfolio. The business banking risk profile addresses a modest upward trend in default rates resulting from the current interest rate environment and inflationary impacts on business banking customers. The office portfolio risk profile addresses concerns relating to the current interest rate environment, upcoming maturities, falling property values, and uncertainty about demand for office space.
Our ACL evaluation process includes the on-going assessment of credit quality metrics and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ACL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL.

Table 13 - Allocation of Allowance for Credit Losses
(dollar amounts in millions)	At September 30, 2025			At December 31, 2024
	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$1,084	45%	45%	$947	42%	43%
Commercial real estate	419	18	8	473	21	9
Lease financing	65	3	4	64	3	4
Total commercial	1,568	66	57	1,484	66	56
Consumer
Residential mortgage	204	9	18	205	9	19
Automobile	172	7	12	145	6	11
Home equity	160	7	7	148	7	8
RV and marine	141	6	4	150	7	5
Other consumer	129	5	2	112	5	1
Total consumer	806	34	43	760	34	44
Total ALLL	2,374			2,244
AULC	188			202
Total ACL	$2,562			$2,446
Total ALLL as a % of
Total loans and leases	1.72%			1.73%
Nonaccrual loans and leases	294			286
NPAs	289			273
Total ACL as % of
Total loans and leases	1.86%			1.88%
Nonaccrual loans and leases	317			312
NPAs	312			297
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
2025 3Q Form 10-Q 19

At September 30, 2025, the ACL was $2.6 billion, or 1.86% of total loans and leases, compared to $2.4 billion, or 1.88%, at December 31, 2024. The increase in the ACL was driven by loan and lease growth, partially offset by a modest reduction in the ACL coverage ratio. The ACL coverage ratio at September 30, 2025 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
NCOs
The table below reflects NCO detail.

Table 14 - Net Charge-off Analysis
	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$39	$51	$119	$114
Commercial real estate	(4)	5	(15)	54
Lease financing	1	(2)	7	(2)
Total commercial	36	54	111	166
Consumer:
Residential mortgage	—	—	1	1
Automobile	10	8	30	23
Home equity	1	(1)	1	(1)
RV and marine	4	6	16	15
Other consumer	24	26	68	71
Total consumer	39	39	116	109
Total net charge-offs	$75	$93	$227	$275
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.25%	0.39%	0.27%	0.29%
Commercial real estate	(0.13)	0.17	(0.18)	0.59
Lease financing	0.04	(0.18)	0.16	(0.05)
Total commercial	0.18	0.31	0.20	0.32
Consumer:
Residential mortgage	0.01	—	0.01	—
Automobile	0.26	0.24	0.26	0.24
Home equity	0.01	(0.02)	0.01	—
RV and marine	0.30	0.37	0.36	0.33
Other consumer	4.92	6.38	4.89	6.25
Total consumer	0.27	0.28	0.27	0.27
Net charge-offs as a % of average loans and leases	0.22%	0.30%	0.23%	0.30%
NCOs were an annualized 0.22% of average loans and leases in the third quarter of 2025, down from 0.30% in the year-ago quarter, largely due to the decrease in NCOs in commercial and industrial loans and net recoveries in commercial real estate loans in the current quarter. NCOs for commercial loans and leases were lower, with annualized commercial loan and lease NCOs of 0.18% in the third quarter of 2025, compared to 0.31% in the year-ago quarter. Annualized consumer loan NCOs of 0.27% in the third quarter of 2025 decreased slightly compared to 0.28% in the year-ago quarter.
NCOs were an annualized 0.23% of average loans and leases for the first nine-month period of 2025, down from 0.30% in the year ago period largely due to net recoveries in commercial real estate loans in the current period. NCOs for the commercial loans and leases were lower, with annualized commercial loan and lease NCOs of 0.20% in the current period, compared to 0.32% in the year-ago period. Annualized consumer loan NCOs of 0.27% were consistent with the year-ago period.
20 Huntington Bancshares Incorporated

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
In measuring the financial risks associated with interest rate sensitivity in our balance sheet, we compare a set of alternative interest rate scenarios to the results of a base case scenario derived using market forward rates. The market forward rates reflect the general market consensus regarding the future level and slope of the yield curve across a range of tenor points. The standard set of interest rate scenarios includes two types: “shock” scenarios, which are immediate parallel rate shifts, and “ramp” scenarios, where the parallel shift is applied gradually over the first 12 months of the forecast on a pro-rata basis. In both shock and ramp scenarios with falling rates, we presume that market rates will not go below 0%. The scenarios include all executed interest rate risk hedging activities. Forward-starting hedges are included to the extent that they have been transacted and that they start within the measurement horizon.
A key driver of our interest rate risk profile is our interest-bearing deposit repricing sensitivity assumptions to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest-bearing deposits on our total deposit beta. Following the start of the current falling rate cycle, which began in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) was 32%.
We use two approaches to model interest rate risk: net interest income at risk (NII at Risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a wide range of interest rate scenarios, including instantaneous and gradual, as well as parallel and non-parallel, changes in interest rates. The NII at Risk results included in the table below presents select gradual “ramp” -200, -100, +100, and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.

Table 15 - Net Interest Income at Risk
	At September 30, 2025			At December 31, 2024
	Federal Funds Rate			Federal Funds Rate
Basis point change scenario	Starting Point	Month 12 (1)	NII at Risk (%)	Starting Point	Month 12 (1)	NII at Risk (%)
+200	4.25%	5.25%	1.7%	4.50%	6.00%	2.0%
+100	4.25	4.25	0.4	4.50	5.00	0.8
Base	4.25	3.25	—	4.50	4.00	—
-100	4.25	2.25	-0.5	4.50	3.00	-0.5
-200	4.25	1.25	-1.8	4.50	2.00	-1.3
(1)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset-sensitive at both September 30, 2025, and December 31, 2024. The primary drivers to the change in sensitivity from December 31, 2024 include current and projected balance sheet composition over the simulation horizon and market rates.
2025 3Q Form 10-Q 21

EVE at Risk is used by management to measure the impact of interest rate changes on the net present value of assets and liabilities, including derivative exposures, using a wide range of scenarios. The EVE results included in the table below presents select immediate -200, -100, +100, and +200 basis point parallel “shock” scenarios from the yield curve term points at the specific point in time that EVE sensitivity is measured.

Table 16 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At September 30, 2025	-0.4%	1.4%	-3.2%	-7.7%
At December 31, 2024	5.9	4.3	-5.8	-12.6
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
22 Huntington Bancshares Incorporated

The table below presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 17 - Information on Asset Liability Management Instruments
		Weighted-Average Maturity (years)		Weighted-Average Fixed Rate
(dollar amounts in millions)	Notional Value		Fair Value
At September 30, 2025
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$4,127	4.0	$130	2.43%
Pay Fixed - Receive SOFR - forward-starting (2)	1,160	12.7	26	3.36
Loans:
Receive Fixed - Pay SOFR	15,300	2.3	(28)	3.17
Receive Fixed - Pay SOFR - forward-starting (3)	1,000	4.0	8	3.48
Liability conversion swaps
Receive Fixed - Pay SOFR	10,599	3.2	(11)	3.51
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.1	21	2.79 / 3.87
Purchased Floor Spread - SOFR forward-starting (3)	3,950	3.6	63	2.84 / 3.84
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	0.8	—	4.27
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.1	—	4.40
Total swap portfolio	$42,311		$209
At December 31, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,059	1.9	$407	1.38%
Pay Fixed - Receive SOFR - forward-starting (6)	928	7.5	45	2.81
Loans:
Receive Fixed - Pay SOFR	10,075	2.2	(255)	2.75
Receive Fixed - Pay SOFR - forward-starting (7)	7,225	4.0	(75)	3.62
Liability conversion swaps
Receive Fixed - Pay SOFR	7,272	3.2	(197)	3.30
Receive Fixed - Pay SOFR - forward-starting (7)	4,075	4.6	(56)	3.64
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.8	24	2.79 / 3.87
Basis swaps (5)
Pay SOFR- Receive Fed Fund (economic hedges)	174	1.6	—	5.19
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.8	—	5.24
Total swap portfolio	$45,809		$(107)
(1)Amounts include interest rate swaps as fair value hedges of fixed rate investment securities using the portfolio layer method.
(2)Forward-starting swaps effective starting from February 2026 to October 2027.
(3)Forward-starting swaps and forward-starting floor spreads effective starting from October 2025 to June 2026.
(4)The weighted-average fixed rates for floor spreads are the weighted-average strike rates for the upper and lower bounds of the instruments.
(5)Basis swaps have variable pay and variable receive resets. Weighted-average fixed rate column represents pay rate reset.
(6)Forward-starting swaps effective starting from April 2025 to October 2027.
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
2025 3Q Form 10-Q 23

MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to Unaudited Consolidated Financial Statements.)
At September 30, 2025, we had a total of $576 million of capitalized MSRs representing the right to service $34.4 billion in mortgage loans.
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
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At September 30, 2025, management believes current sources of liquidity are sufficient to meet Huntington’s on and off-balance sheet obligations.
24 Huntington Bancshares Incorporated

We maintain a contingency funding plan that provides for liquidity stress testing, which assesses the potential erosion of funds in the event of an institution-specific event or systemic financial market crisis. Examples of institution-specific events could include a downgrade in our public credit rating by a rating agency, a large charge to earnings, declines in profitability or other financial measures, declines in liquidity sources including reductions in deposit balances or access to contingent funding sources, or a significant merger or acquisition. Examples of systemic events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, failure of a major financial institution, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation or rumors about us, or the banking industry in general, may adversely affect the cost and availability of normal funding sources. The contingency funding plan, which is reviewed and approved by the ROC at least annually, outlines the process for addressing a liquidity crisis and provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities and communication protocols for effectively managing liquidity through a problem period and outlines early warning indicators that are used to monitor emerging liquidity stress events.
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships, resulting in a diversified deposit base. Total deposits were $165.2 billion at September 30, 2025, compared to $162.4 billion at December 31, 2024. The $2.8 billion, or 2%, increase in total deposits, compared to December 31, 2024, was driven by increases in interest-bearing demand and money market deposits, partially offset by lower time and noninterest-bearing demand deposits. Total deposits included $7.0 billion of brokered deposits primarily consisting of brokered money market balances at both September 30, 2025 and December 31, 2024. The level of brokered deposits was below our established liquidity risk metric limits at September 30, 2025.
Insured deposits comprised approximately 70% and 69% of our total deposits at September 30, 2025 and December 31, 2024, respectively. The composition of our deposits is presented in the table below.

Table 18 - Deposit Composition

(dollar amounts in millions)	At September 30, 2025		At December 31, 2024
By type:
Demand deposits—noninterest-bearing	$28,596	17%	$29,345	18%
Demand deposits—interest-bearing	46,056	28	43,378	27
Money market deposits	62,837	38	60,730	37
Savings deposits	14,986	9	14,723	9
Time deposits	12,737	8	14,272	9
Total deposits	$165,212	100%	$162,448	100%

Total deposits (insured/uninsured):
Insured deposits	$115,978	70%	$112,394	69%
Uninsured deposits (1)	49,234	30	50,054	31
Total deposits	$165,212	100%	$162,448	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of September 30, 2025, the Bank Call Report estimated uninsured deposit balance was $53.7 billion, which includes $4.5 billion of inter-company deposits. As of December 31, 2024, the Bank Call Report estimated uninsured deposit balance was $54.6 billion, which includes $4.5 billion of inter-company deposits.
Wholesale Funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $24.6 billion at September 30, 2025, an increase of $1.0 billion compared to $23.6 billion at December 31, 2024. The increase from year end was primarily due to a $941 million increase in long-term debt resulting from the issuance of $1.5 billion of senior bank notes, and $830 million of CLN transactions completed during 2025, partially offset by maturities and repayments.
2025 3Q Form 10-Q 25

Cash and Cash Equivalents and Investment Securities
Cash and cash equivalents were $12.7 billion and $12.8 billion at September 30, 2025 and December 31, 2024, respectively.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $41.8 billion at September 30, 2025, compared to $43.7 billion at December 31, 2024. The $1.9 billion decrease in investment securities, compared to December 31, 2024, was largely driven by maturing investment securities in the third quarter of 2025 not being reinvested, partially offset by an improvement in unrealized losses on AFS securities. At September 30, 2025, the duration of the investment securities portfolio, net of hedging, was 4.2 years. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below.
Bank Liquidity and Sources of Funding
Our primary source of funding for the Bank is customer deposits. At September 30, 2025, customer deposits funded 75% of total assets (115% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and investment securities, we may meet our liquidity needs through sources of wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the Bank.
The Bank maintains borrowing capacity at both the FHLB and the FRB secured by pledged loans and securities. While the Bank does not consider borrowing capacity at the FRB a primary source of funding, it could be used as a potential source of liquidity in a stressed environment or during a market disruption. The amount of available contingent borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged.
A summary of the Bank’s selected contingent liquidity sources is presented in the following table.

Table 19 - Selected Contingent Liquidity Sources

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Unused secured borrowing capacity:
FRB	$70,312	$70,020
FHLB	16,856	15,524
Unpledged investment securities (at market value)	10,527	5,786
Interest-earning deposits held at FRB	11,042	11,162
Selected contingent liquidity sources	$108,737	$102,492
As of September 30, 2025, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $4.1 billion at both September 30, 2025 and December 31, 2024.
26 Huntington Bancshares Incorporated

On October 15, 2025, our Board of Directors declared a quarterly cash dividend on our common stock of $0.155 per common share. The common stock dividend is payable on January 2, 2026, to shareholders of record on December 18, 2025. Additionally, on October 15, 2025, our Board of Directors declared quarterly Series B, F, G, H, J, and K preferred stock dividends payable on January 15, 2026 to shareholders of record on January 1, 2026. On September 9, 2025, our Board of Directors declared a quarterly dividend for the Series I preferred stock payable on December 1, 2025 to shareholders of record on November 15, 2025. Current quarterly dividend declarations are expected to total approximately $269 million.
During the first nine months of 2025, the Bank paid common and preferred dividends to the parent company of $750 million and $34 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed an automatic shelf registration statement with the SEC covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
As of September 30, 2025, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
At September 30, 2025
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
2025 3Q Form 10-Q 27

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
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of both internal and external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to plan and execute on its own goals. To this end, we employ a set of defense-in-depth strategies, which include efforts to make us less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cybersecurity may be escalated to our board-level ROC and/or Technology Committee, as appropriate.
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
28 Huntington Bancshares Incorporated

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
The following table presents certain regulatory capital data at both the consolidated and Bank level.

Table 21 - Regulatory Capital Data (1)
(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Consolidated:
CET1 risk-based capital ratio	10.6%	10.5%
Tier 1 risk-based capital ratio	12.4	11.9
Total risk-based capital ratio	14.7	14.3
Tier 1 leverage ratio	9.0	8.6
CET1 risk-based capital	$15,924	$15,127
Tier 1 risk-based capital	18,665	17,126
Total risk-based capital	22,022	20,565
Total risk-weighted assets	150,219	143,650
Bank:
CET1 risk-based capital ratio	11.7%	11.6%
Tier 1 risk-based capital ratio	12.5	12.4
Total risk-based capital ratio	14.1	14.1
Tier 1 leverage ratio	9.1	8.9
CET1 risk-based capital	$17,546	$16,540
Tier 1 risk-based capital	18,747	17,746
Total risk-based capital	21,161	20,240
Total risk-weighted assets	149,578	143,128
(1)    Huntington elected to temporarily delay certain effects of CECL on regulatory capital pursuant to a rule that allowed BHCs and banks to delay the impact of adopting CECL for two years, followed by a three-year transition period which began January 1, 2022. As of September 30, 2025, the impact of the CECL deferral was fully phased in, while 75% of the impact of the CECL deferral was phased in at December 31, 2024.
2025 3Q Form 10-Q 29

At September 30, 2025, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Consolidated CET1 risk-based capital ratio increased to 10.6% at September 30, 2025, compared to 10.5% at December 31, 2024, as current period earnings, net of dividends, were partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was driven by loan growth, partially offset by the impact of the 2025 first and third quarter CLN transactions and the 2025 second quarter investment securities repositioning.
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
Shareholders’ equity totaled $22.2 billion at September 30, 2025, an increase of $2.5 billion, or 13%, when compared with December 31, 2024. The increase was primarily driven by earnings, net of dividends, an improvement in accumulated other comprehensive income driven by changes in interest rates, and the issuance of $741 million of perpetual preferred stock in the third quarter of 2025.
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
30 Huntington Bancshares Incorporated

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
Net Income (Loss) by Business Segment
Net income (loss) by business segment is presented in the following table.

Table 22 - Net Income (Loss) by Business Segment
	Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024
Consumer & Regional Banking	$998	$1,098
Commercial Banking	893	853
Treasury / Other	(199)	(541)
Net income attributable to Huntington	$1,692	$1,410
2025 3Q Form 10-Q 31

Consumer & Regional Banking

Table 23 - Key Performance Indicators for Consumer & Regional Banking
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2025	September 30, 2024	Amount	Percent
Net interest income	$3,018	$3,013	$5	—%
Provision for credit losses	306	227	79	35
Net interest income after provision for credit losses	2,712	2,786	(74)	(3)
Noninterest income	1,059	968	91	9
Noninterest expense:
Direct personnel costs	907	847	60	7
Other noninterest expense, including corporate allocations	1,601	1,517	84	6
Total noninterest expense	2,508	2,364	144	6
Income before income taxes	1,263	1,390	(127)	(9)
Provision for income taxes	265	292	(27)	(9)
Net income attributable to Huntington	$998	$1,098	$(100)	(9)%
Number of employees (average full-time equivalent)	11,240	11,181	59	1%
Total average assets	$79,149	$74,245	$4,904	7
Total average loans/leases	73,176	68,438	4,738	7
Total average deposits	111,416	109,988	1,428	1
Net interest margin	3.56%	3.60%	(0.04)%	(1)
NCOs	$181	$154	$27	18
NCOs as a % of average loans and leases	0.33%	0.30%	0.03%	10
Total assets under management (in billions)—eop	$37.0	$33.2	$3.8	11
Total trust assets (in billions)—eop	57.5	188.0	(130.5)	(69)
Consumer & Regional Banking reported net income of $998 million in the nine-month period of 2025, a decrease of $100 million, or 9%, compared to the year-ago period. Segment net interest income increased $5 million, primarily due to a $4.7 billion, or 7%, increase in average loans and leases, partially offset by a 4 basis point decrease in NIM. The provision for credit losses increased $79 million due primarily to higher net charge-offs and loan growth. Noninterest income increased $91 million, or 9%, primarily due to a $24 million gain on the sale of a portion of our trust and custody business, which also resulted in a corresponding decrease in our total trust assets, an increase in wealth and asset management revenue, driven by increases in trust income and management account fees, and an increase in payments and cash management revenue, reflecting an increase in merchant acquiring transaction revenue. Noninterest expense increased $144 million, or 6%, primarily due to the allocation of higher indirect expenses in addition to higher direct personnel costs.
32 Huntington Bancshares Incorporated

Commercial Banking

Table 24 - Key Performance Indicators for Commercial Banking
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2025	September 30, 2024	Amount	Percent
Net interest income	$1,564	$1,579	$(15)	(1)%
Provision for credit losses	34	86	(52)	(60)
Net interest income after provision for credit losses	1,530	1,493	37	2
Noninterest income	557	490	67	14
Noninterest expense:
Direct personnel costs	440	429	11	3
Other noninterest expense, including corporate allocations	499	454	45	10
Total noninterest expense	939	883	56	6
Income before income taxes	1,148	1,100	48	4
Provision for income taxes	241	231	10	4
Income attributable to non-controlling interest	14	16	(2)	(13)
Net income attributable to Huntington	$893	$853	$40	5%
Number of employees (average full-time equivalent)	2,200	2,376	(176)	(7)%
Total average assets	$69,522	$62,929	$6,593	10
Total average loans/leases	59,933	54,600	5,333	10
Total average deposits	44,129	37,721	6,408	17
Net interest margin	3.33%	3.68%	(0.35)%	(10)
NCOs	$46	$120	$(74)	(62)
NCOs as a % of average loans and leases	0.10%	0.29%	(0.19)%	(66)
Commercial Banking reported net income of $893 million in the first nine-month period of 2025, an increase of $40 million, or 5%, compared to the year-ago period. Segment net interest income decreased $15 million, or 1%, primarily due to a 35 basis point decrease in NIM driven by a $6.4 billion, or 17%, increase in average deposits and lower loan yields, partially offset by a $5.3 billion, or 10%, increase in average loans and leases and lower deposit costs. The provision for credit losses decreased $52 million due primarily to lower net charge-offs and a lower ACL coverage ratio, partially offset by loan growth. Noninterest income increased $67 million, or 14%, primarily due to increases in capital markets and advisory fees, customer deposit and loan fees, and payment and cash management revenue. Noninterest expense increased $56 million, or 6%, primarily due to increases in allocated overhead expense.
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
2025 3Q Form 10-Q 33

Table 25 - Key Performance Indicators for Treasury / Other
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2025	September 30, 2024	Amount	Percent
Net interest loss	$(183)	$(642)	$459	71%
Noninterest income	(23)	23	(46)	(200)
Noninterest expense:
Direct personnel costs	803	710	93	13
Other noninterest expense, including corporate allocations	(655)	(573)	(82)	(14)
Total noninterest expense	148	137	11	8
Loss before income taxes	(354)	(756)	402	53
Benefit for income taxes	(155)	(215)	60	28
Net loss attributable to Huntington	$(199)	$(541)	$342	63%
Number of employees (average full-time equivalent)	6,758	6,339	419	7%
Total average assets	$58,901	$57,221	$1,680	3
Treasury / Other reported a net loss of $199 million in the first nine-month period of 2025, compared to a net loss of $541 million in the year-ago period, driven by improvement in net interest income, partially offset by lower noninterest income and a decrease in the benefit for income taxes. Net interest loss decreased $459 million primarily due to the net impact of FTP credits assigned to each business segment and hedging. The benefit for income taxes decreased $60 million primarily due to a decrease in pre-tax loss, partially offset by a reduction in the Company’s effective tax rate as a result of the remeasurement of deferred tax assets for changes in certain state tax laws which were enacted in the second quarter of 2025.
ADDITIONAL DISCLOSURES
Forward-Looking Statements
This report, including MD&A, contains certain forward-looking statements, including, but not limited to, certain plans, expectations, goals, projections, and statements, which are not historical facts and are subject to numerous assumptions, risks, and uncertainties that are beyond the control of Huntington. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, continue, believe, intend, estimate, plan, trend, objective, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
34 Huntington Bancshares Incorporated

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements or historical performance: changes in general economic, political, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; the impact of pandemics and other catastrophic events or disasters on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements, and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; changing interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital, foreign exchange, and credit markets; a prolonged government shutdown, which could adversely affect the U.S. and global economy; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; changes in policies and standards for regulatory review of bank mergers; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Act and the Basel III regulatory capital reforms, as well as those involving the SEC, OCC, Federal Reserve, FDIC, and CFPB; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement between Huntington and Cadence; the outcome of any legal proceedings that may be instituted against Huntington or Cadence; delays in completing the Cadence transaction; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Cadence transaction); the failure to obtain Huntington or Cadence shareholder approval or to satisfy any of the other conditions to the Cadence transaction on a timely basis or at all; the possibility that the anticipated benefits of the Veritex and Cadence transactions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integrations of the companies or as a result of the strength of the economy and competitive factors in the areas where Huntington, Veritex, or Cadence do business; the possibility that the Cadence transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business, customer or employee relationships, including those resulting from the announcement or completion of the Cadence transaction; the ability to complete the Cadence transaction and integrate Huntington and Cadence successfully; the ability to complete the integration of Huntington and Veritex successfully; and other factors that may affect the future results of Huntington.
All forward-looking statements are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made and are based on information available at that time. Huntington does not assume any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures, including FTE net interest income and FTE total revenue, where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found in Table 1 in this report.
2025 3Q Form 10-Q 35

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
Allowance for Credit Losses
Our ACL at September 30, 2025 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically-based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time-to-time.
36 Huntington Bancshares Incorporated

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
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario reflecting an amount of stress in excess of current expectations. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence more than expected. In this scenario, the impact of tariffs on the economy is significantly worse than expected, causing inflation to increase. In response, the Federal Reserve raises rates in the fourth quarter of 2025. Increased geopolitical tensions heighten the risk that China might block the Taiwan strait, limiting the supply chain for semiconductors and raising fears of a broader conflict. Additionally, concerns grow that the Russian invasion of Ukraine lasts longer than in the baseline scenario and that the Middle East conflict will widen. The combination of tariffs, rising inflation, political tensions, still elevated interest rates, and reduced credit availability causes the economy to fall into a recession in the fourth quarter of 2025. Under this scenario, as an example, the unemployment rate increases significantly from baseline levels and remains elevated for a prolonged period. The unemployment rate in this adverse scenario is projected at 6.0% at the end of 2025, and 8.4% at the end of 2026, approximately 160 basis points and 360 basis points higher than the baseline scenario projections of 4.4% at the end of 2025 and 4.8% at the end of 2026, respectively. In addition, GDP is significantly lower in the adverse scenario, with a projected decline of 3.0% in the fourth quarter of 2025 and 1.7% for the full year of 2026, respectively, compared to growth of 1.0% and 1.4%, respectively, in the baseline scenario.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at September 30, 2025, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $0.7 billion at September 30, 2025.
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
2025 3Q Form 10-Q 37

There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets such as geopolitical instability or risks of elevated interest rates for longer including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of elevated interest rates will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time. For more information, see Note 5 - “Loans and Leases” and Note 6 - “Allowance For Credit Losses” of the Notes to Unaudited Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Unaudited Consolidated Financial Statements discusses new accounting pronouncements adopted during 2025 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted, if applicable. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Consolidated Financial Statements.
38 Huntington Bancshares Incorporated

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
(dollar amounts in millions)	2025	2024
Assets
Cash and due from banks	$1,696	$1,685
Interest-earning deposits with banks	11,536	11,647
Trading account securities	81	53
Available-for-sale securities	26,085	27,273
Held-to-maturity securities	15,597	16,368
Other securities	870	823
Loans held for sale (includes $817 and $652, respectively, measured at fair value)	823	654
Loans and leases (includes $171 and $173, respectively, measured at fair value)	137,956	130,042
Allowance for loan and lease losses	(2,374)	(2,244)
Net loans and leases (1)	135,582	127,798
Bank-owned life insurance	2,810	2,793
Accrued income and other receivables	1,819	2,190
Premises and equipment	1,112	1,066
Goodwill	5,547	5,561
Servicing rights and other intangible assets	644	677
Other assets (1)	6,026	5,642
Total assets	$210,228	$204,230
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$28,596	$29,345
Interest-bearing	136,616	133,103
Total deposits	165,212	162,448
Short-term borrowings	252	199
Long-term debt (1) (includes $1,299 and $821, respectively, measured at fair value)	17,315	16,374
Other liabilities (1)	5,163	5,427
Total liabilities	187,942	184,448
Commitments and Contingent Liabilities (Note 16)
Shareholders’ Equity
Preferred stock	2,731	1,989
Common stock	15	15
Capital surplus	15,537	15,484
Less treasury shares, at cost	(87)	(86)
Accumulated other comprehensive income (loss)	(2,071)	(2,866)
Retained earnings	6,123	5,204
Total Huntington shareholders’ equity	22,248	19,740
Non-controlling interest	38	42
Total equity	22,286	19,782
Total liabilities and equity	$210,228	$204,230
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,459,390,757	1,453,635,809
Treasury shares outstanding	6,907,525	6,984,102
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	885,000	877,500
(1)Includes VIE balances in net loans and leases, other assets, long-term debt, and other liabilities of $769 million, $334 million, $694 million, and $123 million, respectively, at September 30, 2025, and $1.1 billion, $264 million, $1.0 billion, and $109 million, respectively, at December 31, 2024. See Note 15 - “Variable Interest Entities” for additional information.

See Notes to Unaudited Consolidated Financial Statements
2025 3Q Form 10-Q 39

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and fee income:
Loans and leases	$2,050	$1,906	$5,926	$5,574
Available-for-sale securities
Taxable	246	331	811	949
Tax-exempt	33	27	98	81
Held-to-maturity securities—taxable	105	93	320	281
Other securities—taxable	12	11	36	30
Other	154	187	454	496
Total interest income	2,600	2,555	7,645	7,411
Interest expense:
Deposits	830	945	2,462	2,709
Short-term borrowings	13	14	40	52
Long-term debt	251	245	744	700
Total interest expense	1,094	1,204	3,246	3,461
Net interest income	1,506	1,351	4,399	3,950
Provision for credit losses	122	106	340	313
Net interest income after provision for credit losses	1,384	1,245	4,059	3,637
Noninterest income:
Payments and cash management revenue	174	158	494	458
Wealth and asset management revenue	104	93	307	271
Customer deposit and loan fees	102	86	283	246
Capital markets and advisory fees	94	78	245	207
Mortgage banking income	43	38	102	99
Leasing revenue	23	19	47	60
Insurance income	20	18	59	55
Net gains (losses) on sales of securities	—	—	(58)	—
Other noninterest income	68	33	114	85
Total noninterest income	628	523	1,593	1,481
Noninterest expense:
Personnel costs	757	684	2,150	1,986
Outside data processing and other services	198	167	550	498
Equipment	66	65	201	197
Net occupancy	57	57	176	165
Marketing	34	33	91	88
Deposit and other insurance expense	9	15	66	94
Professional services	31	21	75	72
Amortization of intangibles	11	11	33	35
Lease financing equipment depreciation	4	4	10	12
Other noninterest expense	79	73	243	237
Total noninterest expense	1,246	1,130	3,595	3,384
Income before income taxes	766	638	2,057	1,734
Provision for income taxes	133	116	351	308
Income after income taxes	633	522	1,706	1,426
Income attributable to non-controlling interest	4	5	14	16
Net income attributable to Huntington	629	517	1,692	1,410
Dividends on preferred shares	27	36	81	107
Net income applicable to common shares	$602	$481	$1,611	$1,303
Average common shares—basic	1,459,129	1,452,682	1,456,979	1,450,794
Average common shares—diluted	1,484,587	1,476,982	1,482,677	1,474,859
Per common share:
Net income—basic	$0.41	$0.33	$1.11	$0.90
Net income—diluted	0.41	0.33	1.09	0.88
See Notes to Unaudited Consolidated Financial Statements
40 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to Huntington	$629	$517	$1,692	$1,410
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of hedges	153	445	505	247
Net change related to cash flow hedges on loans	23	360	283	324
Translation adjustments, net of hedges	(1)	2	6	—
Change in accumulated unrealized losses for pension and other post-retirement obligations	—	—	1	1
Other comprehensive income, net of tax	175	807	795	572
Comprehensive income attributable to Huntington	804	1,324	2,487	1,982
Comprehensive income attributed to non-controlling interest	4	5	14	16
Comprehensive income	$808	$1,329	$2,501	$1,998
See Notes to Unaudited Consolidated Financial Statements
2025 3Q Form 10-Q 41

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended September 30, 2025
Balance, beginning of period	$1,989	1,465,773	$15	$15,506	(6,973)	$(87)	$(2,246)	$5,751	$20,928	$42	$20,970
Net income								629	629	4	633
Other comprehensive income, net of tax							175		175		175
Net proceeds from issuance of Series K preferred stock	741								741		741
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(27)	(27)		(27)
Recognition of the fair value of share-based compensation				31					31		31
Other share-based compensation activity		525	—	—					—		—
Other	1			—	65	—			1	(8)	(7)
Balance, end of period	$2,731	1,466,298	$15	$15,537	(6,908)	$(87)	$(2,071)	$6,123	$22,248	$38	$22,286

Three months ended September 30, 2024
Balance, beginning of period	$2,394	1,459,756	$15	$15,425	(7,323)	$(90)	$(2,911)	$4,682	$19,515	$48	$19,563
Net income								517	517	5	522
Other comprehensive income, net of tax							807		807		807
Cash dividends declared:
Common ($0.155 per share)								(229)	(229)		(229)
Preferred								(36)	(36)		(36)
Recognition of the fair value of share-based compensation				28					28		28
Other share-based compensation activity		230	—	2				1	3		3
Other				—	149	1			1	(7)	(6)
Balance, end of period	$2,394	1,459,986	$15	$15,455	(7,174)	$(89)	$(2,104)	$4,935	$20,606	$46	$20,652
See Notes to Unaudited Consolidated Financial Statements

42 Huntington Bancshares Incorporated

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non-controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Nine months ended September 30, 2025
Balance, beginning of period	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782
Net income								1,692	1,692	14	1,706
Other comprehensive income, net of tax							795		795		795
Net proceeds from issuance of Series K Preferred Stock	741								741		741
Cash dividends declared:
Common ($0.465 per share)								(690)	(690)		(690)
Preferred								(81)	(81)		(81)
Recognition of the fair value of share-based compensation				84					84		84
Other share-based compensation activity		5,678	—	(33)				(2)	(35)		(35)
Other	1			2	76	(1)			2	(18)	(16)
Balance, end of period	$2,731	1,466,298	$15	$15,537	(6,908)	$(87)	$(2,071)	$6,123	$22,248	$38	$22,286

Nine months ended September 30, 2024
Balance, beginning of period	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								1,410	1,410	16	1,426
Other comprehensive income, net of tax							572		572		572
Cash dividends declared:
Common ($0.465 per share)								(687)	(687)		(687)
Preferred								(107)	(107)		(107)
Recognition of the fair value of share-based compensation				81					81		81
Other share-based compensation activity		4,263	—	(15)				(3)	(18)		(18)
Other				—	229	2			2	(15)	(13)
Balance, end of period	$2,394	1,459,986	$15	$15,455	(7,174)	$(89)	$(2,104)	$4,935	$20,606	$46	$20,652

See Notes to Unaudited Consolidated Financial Statements
2025 3Q Form 10-Q 43

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024
Operating activities
Net income	$1,706	$1,426
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	340	313
Depreciation, amortization, and accretion	572	492
Share-based compensation expense	84	81
Deferred income tax benefit	(267)	(55)
Net gains (losses) on sales of securities	58	—
Gain from early extinguishment of debt	(11)	(8)
Net change in:
Trading account securities	(28)	(347)
Loans held for sale	(182)	(199)
Other assets	(427)	(636)
Short-term borrowings	48	390
Other liabilities	(264)	(751)
Other, net	(75)	15
Net cash provided by operating activities	1,554	721
Investing activities
Change in interest-earning deposits with banks	285	(44)
Proceeds from:
Maturities and calls of available-for-sale securities	5,339	8,166
Maturities and calls of held-to-maturity securities	1,298	1,054
Maturities and calls of other securities	107	54
Sales of available-for-sale securities	860	10
Purchases of available-for-sale securities	(4,069)	(10,678)
Purchases of held-to-maturity securities	(515)	(995)
Purchases of other securities	(159)	(155)
Net proceeds from sales of loans and leases	376	268
Principal payments received under direct finance leases	1,362	1,344
Net loan and lease activity, excluding sales and purchases	(9,542)	(6,043)
Purchases of premises and equipment	(149)	(116)
Purchases of loans and leases	(627)	(347)
Net accrued income and other receivables activity	472	87
Other, net	51	60
Net cash used in investing activities	(4,911)	(7,335)
Financing activities
Increase in deposits	2,764	7,121
Decrease in short-term borrowings	(126)	(342)
Net proceeds from issuance of long-term debt	2,462	5,374
Repayment of long-term debt	(1,759)	(2,253)
Dividends paid on preferred stock	(81)	(107)
Dividends paid on common stock	(680)	(677)
Net proceeds from issuance of preferred stock	741	—
Other, net	(73)	(46)
Net cash provided by financing activities	3,248	9,070
(Decrease) increase in cash and cash equivalents	(109)	2,456
Cash and cash equivalents at beginning of period (1)	12,847	10,129
Cash and cash equivalents at end of period (1)	$12,738	$12,585
44 Huntington Bancshares Incorporated

	Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024
Supplemental disclosures:
Interest paid	$3,260	$3,454
Income taxes paid	220	104
Non-cash activities
Loans transferred to held-for-sale from portfolio	383	268
Loans transferred to portfolio from held-for-sale	20	27
(1)Includes cash and due from banks and interest-earning deposits at the FRB, included within interest-earning deposits with banks on our Unaudited Consolidated Balance Sheets.

See Notes to Unaudited Consolidated Financial Statements

2025 3Q Form 10-Q 45

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

46 Huntington Bancshares Incorporated

3. BUSINESS COMBINATIONS
Veritex Acquisition
Effective October 20, 2025, Huntington completed its previously announced merger with Veritex Holdings, Inc. (“Veritex”), a bank holding company headquartered in Dallas, Texas, pursuant to the Agreement and Plan of Merger dated July 13, 2025 (“Merger Agreement”). On October 20, 2025, Veritex merged with and into Huntington, with Huntington as the surviving company, immediately followed by the merger of Veritex’s wholly owned subsidiary bank, Veritex Community Bank, with and into Huntington’s wholly owned subsidiary bank, The Huntington National Bank, with the Bank as the surviving bank.
Pursuant to the Merger Agreement, Huntington issued 1.95 shares of its common stock for each outstanding share of Veritex common stock (“Merger Consideration”), with cash paid in lieu of fractional shares. In addition, each holder of an outstanding Veritex stock option received cash equal to the per-share value of the Merger Consideration over the per-share exercise price, while any Veritex stock option with a per-share exercise price that was equal to or greater than the per share value of the Merger Consideration was cancelled for no consideration, and each outstanding restricted stock unit representing a right to receive Veritex common stock was converted into a restricted stock unit representing a right to receive Huntington’s common stock as adjusted by the 1.95 exchange ratio.
Upon completion of the merger, Huntington issued 107 million shares of its common stock to Veritex shareholders of record as of the merger date, in addition to 1 million shares issued upon the conversion of certain Veritex equity awards, resulting in total consideration from the transaction of approximately $1.7 billion based on the closing price of the Company’s common stock on October 17, 2025. As of September 30, 2025, Veritex had $12.8 billion in assets, including $9.6 billion in loans, and $10.8 billion in deposits. The Merger will be accounted for under ASC 805 as a business combination. Due to the recent closing of the merger, the initial accounting for the business combination, including the purchase price allocation, is incomplete and is expected to be completed in the fourth quarter of 2025.
Pending Acquisition of Cadence
On October 27, 2025, Huntington announced entry into a definitive merger agreement with The Huntington National Bank, Huntington’s wholly owned subsidiary bank, and Cadence Bank (“Cadence”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, whereby Cadence will merge with and into The Huntington National Bank, with The Huntington National Bank as the surviving bank. Under the terms of the agreement, Huntington will issue 2.475 shares for each outstanding share of Cadence in a 100% stock transaction. Each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence will be converted into the right to receive 1/1000 of a share of a newly created series of preferred stock of Huntington. As of September 30, 2025, Cadence had $53 billion in assets, including $37 billion in loans, and $44 billion in deposits. The merger is expected to close in the first quarter of 2026, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the definitive merger agreement by the Huntington and Cadence shareholders.

2025 3Q Form 10-Q 47

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

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At September 30, 2025
Available-for-sale securities:
U.S. Treasury	$5,371	$42	$(3)	$5,410
Federal agencies:
Residential MBS	11,133	3	(1,461)	9,675
Residential CMO	4,761	5	(324)	4,442
Commercial MBS	2,445	—	(663)	1,782
Other agencies	116	—	(3)	113
Total U.S. Treasury, federal agency, and other agency securities	23,826	50	(2,454)	21,422
Municipal securities	4,194	8	(87)	4,115
Corporate debt	192	—	(17)	175
Asset-backed securities	269	—	(10)	259
Private-label CMO	111	—	(7)	104
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$28,602	$58	$(2,575)	$26,085

Held-to-maturity securities:
U.S. Treasury	$2,339	$16	$(1)	$2,354
Federal agencies:
Residential MBS	7,919	—	(1,005)	6,914
Residential CMO	3,971	4	(543)	3,432
Commercial MBS	1,314	—	(196)	1,118
Other agencies	53	—	(3)	50
Total U.S. Treasury, federal agency, and other agency securities	15,596	20	(1,748)	13,868
Municipal securities	1	—	—	1
Total held-to-maturity securities	$15,597	$20	$(1,748)	$13,869

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$575	$—	$—	$575
FHLB stock	237	—	—	237
Other non-marketable equity securities	26	—	—	26
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	2	—	—	2
Total other securities	$870	$—	$—	$870
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited Consolidated Balance Sheets. At September 30, 2025, accrued interest receivable on AFS securities and HTM securities totaled $89 million and $41 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $160 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
48 Huntington Bancshares Incorporated

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
2025 3Q Form 10-Q 49

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At September 30, 2025		At December 31, 2024
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$2,101	$2,096	$3,620	$3,624
After 1 year through 5 years	5,628	5,637	5,993	5,844
After 5 years through 10 years	1,921	1,796	1,857	1,732
After 10 years	18,952	16,556	19,273	16,073
Total available-for-sale securities	$28,602	$26,085	$30,743	$27,273

Held-to-maturity securities:
Under 1 year	$404	$404	$255	$256
After 1 year through 5 years	1,967	1,981	1,818	1,796
After 5 years through 10 years	146	134	65	60
After 10 years	13,080	11,350	14,230	11,974
Total held-to-maturity securities	$15,597	$13,869	$16,368	$14,086
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2025
Available-for-sale securities:
U.S. Treasury	$98	$(1)	$798	$(2)	$896	$(3)
Federal agencies:
Residential MBS	15	—	9,356	(1,461)	9,371	(1,461)
Residential CMO	218	—	2,692	(324)	2,910	(324)
Commercial MBS	—	—	1,782	(663)	1,782	(663)
Other agencies	29	—	65	(3)	94	(3)
Total U.S. Treasury, federal agency, and other agency securities	360	(1)	14,693	(2,453)	15,053	(2,454)
Municipal securities	862	(12)	2,167	(75)	3,029	(87)
Corporate debt	—	—	175	(17)	175	(17)
Asset-backed securities	—	—	254	(10)	254	(10)
Private-label CMO	—	—	81	(7)	81	(7)
Total temporarily impaired available-for-sale securities	$1,222	$(13)	$17,370	$(2,562)	$18,592	$(2,575)

Held-to-maturity securities:
U.S. Treasury	$94	$—	$362	$(1)	$456	$(1)
Federal agencies:
Residential MBS	45	(1)	6,822	(1,004)	6,867	(1,005)
Residential CMO	50	—	3,019	(543)	3,069	(543)
Commercial MBS	—	—	1,117	(196)	1,117	(196)
Other agencies	—	—	50	(3)	50	(3)
Total U.S. Treasury, federal agency, and other agency securities	189	(1)	11,370	(1,747)	11,559	(1,748)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$189	$(1)	$11,371	$(1,747)	$11,560	$(1,748)
50 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2024
Available-for-sale securities:
U.S. Treasury	$3,153	$(43)	$—	$—	$3,153	$(43)
Federal agencies:
Residential MBS	275	(5)	9,676	(1,966)	9,951	(1,971)
Residential CMO	243	(1)	2,802	(433)	3,045	(434)
Commercial MBS	—	—	1,752	(767)	1,752	(767)
Other agencies	21	—	69	(5)	90	(5)
Total U.S. Treasury, federal agency, and other agency securities	3,692	(49)	14,299	(3,171)	17,991	(3,220)
Municipal securities	985	(25)	2,336	(107)	3,321	(132)
Corporate debt	—	—	1,053	(102)	1,053	(102)
Asset-backed securities	49	—	263	(19)	312	(19)
Private-label CMO	—	—	87	(10)	87	(10)
Total temporarily impaired available-for-sale securities	$4,726	$(74)	$18,038	$(3,409)	$22,764	$(3,483)

Held-to-maturity securities:
U.S. Treasury	$1,581	$(22)	$—	$—	$1,581	$(22)
Federal agencies:
Residential MBS	99	(2)	7,097	(1,334)	7,196	(1,336)
Residential CMO	163	(1)	3,152	(690)	3,315	(691)
Commercial MBS	—	—	1,176	(231)	1,176	(231)
Other agencies	—	—	69	(5)	69	(5)
Total U.S. Treasury, federal agency, and other agency securities	1,843	(25)	11,494	(2,260)	13,337	(2,285)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$1,843	$(25)	$11,495	$(2,260)	$13,338	$(2,285)
At September 30, 2025 and December 31, 2024, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and to support borrowing capacity, totaled $30.8 billion and $37.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either September 30, 2025 or December 31, 2024. At September 30, 2025, substantially all HTM debt securities are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at September 30, 2025.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2025, Huntington has concluded that, except for one municipal bond classified as an AFS debt security for which $2 million of write-downs were recognized during 2024, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. Huntington recognized a $3 million recovery during the first quarter of 2025 related to one AFS municipal security that had previously been written down. There was no allowance related to securities as of September 30, 2025 or December 31, 2024.
2025 3Q Form 10-Q 51

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Commercial loan and lease portfolio:
Commercial and industrial	$62,978	$56,809
Commercial real estate	10,732	11,078
Lease financing	5,515	5,454
Total commercial loan and lease portfolio	79,225	73,341
Consumer loan portfolio:
Residential mortgage	24,502	24,242
Automobile	15,996	14,564
Home equity	10,314	10,142
RV and marine	5,805	5,982
Other consumer	2,114	1,771
Total consumer loan portfolio	58,731	56,701
Total loans and leases (1)(2)	137,956	130,042
Allowance for loan and lease losses	(2,374)	(2,244)
Net loans and leases	$135,582	$127,798
(1)Loans and leases are reported at principal amount outstanding, including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $638 million and $468 million at September 30, 2025 and December 31, 2024, respectively.
(2)The total amount of accrued interest recorded for loans and leases at September 30, 2025 was $319 million and $250 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2024 was $316 million and $235 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Lease payments receivable	$5,209	$5,189
Estimated residual value of leased assets	951	884
Gross investment in lease financing receivables	6,160	6,073
Deferred origination costs	55	56
Deferred fees, unearned income, and other	(700)	(675)
Total lease financing receivables	$5,515	$5,454
The carrying value of residual values guaranteed was $428 million and $517 million as of September 30, 2025 and December 31, 2024, respectively. The future lease rental payments due from customers on direct financing leases at September 30, 2025 totaled $5.2 billion and were due as follows: $601 million in 2025, $934 million in 2026, $927 million in 2027, $956 million in 2028, $848 million in 2029, and $943 million thereafter. Interest income recognized for these types of leases was $93 million and $86 million for the three-month periods ended September 30, 2025 and 2024, respectively. For the nine-month periods ended September 30, 2025 and 2025, interest income recognized for these types of leases was $274 million and $246 million, respectively.
52 Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by loan class.

	At September 30, 2025		At December 31, 2024
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$22	$455	$71	$457
Commercial real estate	56	131	75	118
Lease financing	—	10	—	10
Residential mortgage	3	97	—	83
Automobile	—	6	—	6
Home equity	—	108	—	107
RV and marine	—	1	—	2
Total nonaccrual loans and leases	$81	$808	$146	$783
The following table presents an aging analysis of loans and leases, by loan class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At September 30, 2025
Commercial and industrial	$104	$59	$250	$413	$62,565	$—	$62,978	$1	(2)
Commercial real estate	1	—	35	36	10,696	—	10,732	—
Lease financing	37	11	9	57	5,458	—	5,515	6
Residential mortgage	216	86	248	550	23,781	171	24,502	187	(3)
Automobile	114	28	15	157	15,839	—	15,996	12
Home equity	53	33	89	175	10,139	—	10,314	20
RV and marine	21	6	3	30	5,775	—	5,805	3
Other consumer	16	7	5	28	2,086	—	2,114	5
Total loans and leases	$562	$230	$654	$1,446	$136,339	$171	$137,956	$234
At December 31, 2024
Commercial and industrial	$96	$46	$232	$374	$56,435	$—	$56,809	$3	(2)
Commercial real estate	35	—	39	74	11,004	—	11,078	—
Lease financing	56	23	14	93	5,361	—	5,454	11
Residential mortgage	196	98	242	536	23,533	173	24,242	185	(3)
Automobile	117	27	16	160	14,404	—	14,564	12
Home equity	64	32	92	188	9,954	—	10,142	20
RV and marine	26	7	5	38	5,944	—	5,982	4
Other consumer	13	5	4	22	1,749	—	1,771	4
Total loans and leases	$603	$238	$644	$1,485	$128,384	$173	$130,042	$239
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
2025 3Q Form 10-Q 53

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$14,836	$9,997	$5,627	$4,737	$2,052	$2,679	$19,907	$7	$59,842
OLEM	120	206	85	56	14	13	233	—	727
Substandard	412	392	336	284	136	146	703	—	2,409
Total Commercial and industrial	$15,368	$10,595	$6,048	$5,077	$2,202	$2,838	$20,843	$7	$62,978
Commercial real estate
Credit Quality Indicator:
Pass	$1,567	$1,224	$735	$1,946	$955	$2,225	$645	$—	$9,297
OLEM	112	37	61	152	102	83	19	—	566
Substandard	95	147	147	188	85	169	38	—	869
Total Commercial real estate	$1,774	$1,408	$943	$2,286	$1,142	$2,477	$702	$—	$10,732
Lease financing
Credit Quality Indicator:
Pass	$1,598	$1,576	$1,243	$436	$289	$321	$—	$—	$5,463
OLEM	—	22	1	1	—	—	—	—	24
Substandard	—	5	4	14	1	4	—	—	28
Total Lease financing	$1,598	$1,603	$1,248	$451	$290	$325	$—	$—	$5,515
Residential mortgage
Credit Quality Indicator:
750+	$1,245	$1,871	$2,106	$3,705	$5,290	$5,086	$—	$—	$19,303
650-749	634	528	414	617	690	1,048	—	—	3,931
<650	53	95	81	148	107	613	—	—	1,097
Total Residential mortgage	$1,932	$2,494	$2,601	$4,470	$6,087	$6,747	$—	$—	$24,331
Automobile
Credit Quality Indicator:
750+	$3,312	$2,965	$1,178	$886	$529	$163	$—	$—	$9,033
650-749	2,276	1,822	632	437	251	77	—	—	5,495
<650	381	445	234	207	145	56	—	—	1,468
Total Automobile	$5,969	$5,232	$2,044	$1,530	$925	$296	$—	$—	$15,996
Home equity
Credit Quality Indicator:
750+	$139	$176	$265	$333	$392	$564	$4,817	$237	$6,923
650-749	45	57	77	65	46	103	2,090	207	2,690
<650	1	6	13	13	6	40	477	145	701
Total Home equity	$185	$239	$355	$411	$444	$707	$7,384	$589	$10,314
RV and marine
Credit Quality Indicator:
750+	$624	$761	$750	$704	$614	$968	$—	$—	$4,421
650-749	135	213	220	171	169	280	—	—	1,188
<650	4	18	32	29	38	75	—	—	196
Total RV and marine	$763	$992	$1,002	$904	$821	$1,323	$—	$—	$5,805
Other consumer
Credit Quality Indicator:
750+	$319	$204	$63	$30	$14	$53	$554	$1	$1,238
650-749	145	99	34	12	4	9	462	3	768
<650	9	16	9	4	1	1	63	5	108
Total Other consumer	$473	$319	$106	$46	$19	$63	$1,079	$9	$2,114
54 Huntington Bancshares Incorporated

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$16,097	$7,939	$6,587	$2,747	$1,708	$1,846	$16,790	$4	$53,718
OLEM	124	80	82	24	7	23	273	—	613
Substandard	445	385	440	209	107	164	690	—	2,440
Doubtful	—	—	2	—	—	—	36	—	38
Total Commercial and industrial	$16,666	$8,404	$7,111	$2,980	$1,822	$2,033	$17,789	$4	$56,809
Commercial real estate
Credit Quality Indicator:
Pass	$1,415	$1,010	$2,754	$1,380	$947	$1,877	$635	$—	$10,018
OLEM	—	78	114	66	2	64	4	—	328
Substandard	218	37	280	52	10	124	11	—	732
Total Commercial real estate	$1,633	$1,125	$3,148	$1,498	$959	$2,065	$650	$—	$11,078
Lease financing
Credit Quality Indicator:
Pass	$2,100	$1,610	$709	$449	$349	$184	$—	$—	$5,401
OLEM	7	2	2	1	1	—	—	—	13
Substandard	1	6	23	2	7	1	—	—	40
Total Lease financing	$2,108	$1,618	$734	$452	$357	$185	$—	$—	$5,454
Residential mortgage
Credit Quality Indicator:
750+	$1,725	$2,249	$3,913	$5,617	$3,011	$2,525	$—	$—	$19,040
650-749	768	542	748	781	423	791	—	—	4,053
<650	55	64	111	110	68	568	—	—	976
Total Residential mortgage	$2,548	$2,855	$4,772	$6,508	$3,502	$3,884	$—	$—	$24,069
Automobile
Credit Quality Indicator:
750+	$4,091	$1,663	$1,343	$920	$347	$113	$—	$—	$8,477
650-749	2,560	981	716	459	159	56	—	—	4,931
<650	336	250	252	205	76	37	—	—	1,156
Total Automobile	$6,987	$2,894	$2,311	$1,584	$582	$206	$—	$—	$14,564
Home equity
Credit Quality Indicator:
750+	$214	$323	$378	$445	$466	$195	$4,581	$226	$6,828
650-749	70	92	74	50	44	78	2,051	214	2,673
<650	2	8	11	6	4	40	431	139	641
Total Home equity	$286	$423	$463	$501	$514	$313	$7,063	$579	$10,142
RV and marine
Credit Quality Indicator:
750+	$928	$909	$816	$718	$476	$704	$—	$—	$4,551
650-749	247	268	201	198	123	226	—	—	1,263
<650	7	23	24	35	23	56	—	—	168
Total RV and marine	$1,182	$1,200	$1,041	$951	$622	$986	$—	$—	$5,982
Other consumer
Credit Quality Indicator:
750+	$321	$97	$48	$22	$10	$49	$467	$—	$1,014
650-749	148	55	21	8	2	9	423	7	673
<650	9	10	5	2	1	1	48	8	84
Total Other consumer	$478	$162	$74	$32	$13	$59	$938	$15	$1,771
2025 3Q Form 10-Q 55

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Three months ended September 30, 2025
Commercial and industrial	$4	$6	$30	$4	$3	$3	$9	$3	$62
Commercial real estate	—	—	—	1	—	16	—	—	17
Lease financing	—	—	—	1	—	—	—	—	1
Residential mortgage	—	—	—	—	—	—	—	—	—
Automobile	2	6	4	3	3	1	—	—	19
Home equity	—	—	—	—	—	—	—	2	2
RV and marine	—	1	2	—	1	3	—	—	7
Other consumer	4	6	3	2	1	4	—	9	29
Total	$10	$19	$39	$11	$8	$27	$9	$14	$137
Nine months ended September 30, 2025
Commercial and industrial	$6	$17	$54	$47	$8	$16	$27	$5	$180
Commercial real estate	2	—	—	1	1	16	1	—	21
Lease financing	—	1	1	4	1	2	—	—	9
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	2	16	13	12	9	3	—	—	55
Home equity	—	—	—	—	—	—	1	4	5
RV and marine	—	2	6	3	4	10	—	—	25
Other consumer	8	17	12	6	3	10	—	28	84
Total	$18	$53	$86	$73	$26	$59	$29	$37	$381

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Three months ended September 30, 2024
Commercial and industrial	$1	$7	$30	$13	$1	$2	$8	$1	$63
Commercial real estate	2	2	—	1	—	—	4	—	9
Lease financing	—	1	—	1	—	—	—	—	2
Residential mortgage	—	—	—	—	—	—	—	—	—
Automobile	2	5	4	3	1	1	—	—	16
Home equity	—	—	—	—	—	1	—	1	2
RV and marine	—	1	1	2	1	2	—	—	7
Other consumer	5	6	4	2	1	4	—	8	30
Total	$10	$22	$39	$22	$4	$10	$12	$10	$129
Nine months ended September 30, 2024
Commercial and industrial	$1	$17	$60	$35	$12	$6	$28	$2	$161
Commercial real estate	11	4	30	3	—	24	4	—	76
Lease financing	—	2	1	2	—	1	—	—	6
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	2	13	13	10	4	3	—	—	45
Home equity	—	—	—	—	—	1	1	4	6
RV and marine	—	2	3	5	3	8	—	—	21
Other consumer	8	19	12	6	3	11	—	26	85
Total	$22	$57	$119	$61	$22	$56	$33	$32	$402
56 Huntington Bancshares Incorporated

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

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended September 30, 2025
Commercial and industrial	$24	$105	$—	$1	$130	0.21%
Commercial real estate	—	125	—	—	125	1.16
Residential mortgage	—	18	3	1	22	0.09
Automobile	—	4	—	—	4	0.03
Home equity	—	2	—	3	5	0.05
RV and marine	—	1	—	—	1	0.02
Total loans to borrowers experiencing financial difficulty to which modifications were made	$24	$255	$3	$5	$287	0.21%
Three months ended September 30, 2024
Commercial and industrial	$22	$165	$—	$17	$204	0.38%
Commercial real estate	—	168	—	11	179	1.55
Residential mortgage	—	15	1	1	17	0.07
Automobile	—	3	—	—	3	0.02
Home equity	—	1	—	3	4	0.04
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty to which modifications were made	$23	$352	$1	$32	$408	0.34%
Nine months ended September 30, 2025
Commercial and industrial	$91	$261	$—	$2	$354	0.56%
Commercial real estate	—	213	—	—	213	1.98
Residential mortgage	—	38	14	4	56	0.23
Automobile	—	6	—	—	6	0.04
Home equity	—	6	—	7	13	0.13
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.05
Total loans to borrowers experiencing financial difficulty in which modifications were made	$92	$525	$14	$13	$644	0.47%
Nine months ended September 30, 2024
Commercial and industrial	$42	$240	$—	$63	$345	0.64%
Commercial real estate	—	228	—	25	253	2.19
Residential mortgage	—	37	5	3	45	0.19
Automobile	—	10	—	1	11	0.08
Home equity	—	4	—	9	13	0.13
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.06
Total loans to borrowers experiencing financial difficulty in which modifications were made	$43	$520	$5	$101	$669	0.55%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
2025 3Q Form 10-Q 57

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended September 30, 2025
Commercial and industrial	9.93%	8.16%	0.7
Commercial real estate			0.3
Residential mortgage			6.1
Three months ended September 30, 2024
Commercial and industrial	7.81%	6.56%	0.7
Commercial real estate			1.0
Residential mortgage			5.8
Nine months ended September 30, 2025
Commercial and industrial	8.67%	7.32%	1.1
Commercial real estate			0.8
Residential mortgage			6.2
Nine months ended September 30, 2024
Commercial and industrial	8.80%	7.60%	0.8
Commercial real estate	8.26	7.90	1.0
Residential mortgage			6.9
(1)     Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
58 Huntington Bancshares Incorporated

The performance of loans made to borrowers experiencing financial difficulty to which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At September 30, 2025
Commercial and industrial	$21	$8	$9	$38	$397	$435
Commercial real estate	—	—	1	1	219	220
Residential mortgage	13	6	18	37	33	70
Automobile	1	—	—	1	7	8
Home equity	2	1	1	4	12	16
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended September 30, 2025	$37	$15	$29	$81	$670	$751
At September 30, 2024
Commercial and industrial	$1	$2	$4	$7	$418	$425
Commercial real estate	9	—	5	14	245	259
Residential mortgage	10	4	11	25	29	54
Automobile	2	1	—	3	12	15
Home equity	1	—	4	5	11	16
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended September 30, 2024	$23	$7	$24	$54	$718	$772
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of September 30, 2025 and December 31, 2024, loans and leases totaling $107.3 billion and $105.4 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
2025 3Q Form 10-Q 59

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended September 30, 2025
ALLL balance, beginning of period	$1,548	$783	$2,331
Loan and lease charge-offs	(80)	(57)	(137)
Recoveries of loans and leases previously charged-off	44	18	62
Provision for loan and lease losses	56	62	118
ALLL balance, end of period	$1,568	$806	$2,374
AULC balance, beginning of period	$124	$60	$184
Provision for unfunded lending commitments	1	3	4
AULC balance, end of period	$125	$63	$188
ACL balance, end of period	$1,693	$869	$2,562
Three months ended September 30, 2024
ALLL balance, beginning of period	$1,587	$717	$2,304
Loan and lease charge-offs	(74)	(55)	(129)
Recoveries of loans and leases previously charged-off	20	16	36
Provision (benefit) for loan and lease losses	(35)	59	24
ALLL balance, end of period	$1,498	$737	$2,235
AULC balance, beginning of period	$64	$55	$119
Provision for unfunded lending commitments	76	6	82
AULC balance, end of period	$140	$61	$201
ACL balance, end of period	$1,638	$798	$2,436
Nine months ended September 30, 2025
ALLL balance, beginning of period	$1,484	$760	$2,244
Loan and lease charge-offs	(210)	(171)	(381)
Recoveries of loans and leases previously charged-off	99	55	154
Provision for loan and lease losses	195	162	357
ALLL balance, end of period	$1,568	$806	$2,374
AULC balance, beginning of period	$144	$58	$202
Provision (benefit) for unfunded lending commitments	(19)	5	(14)
AULC balance, end of period	$125	$63	$188
ACL balance, end of period	$1,693	$869	$2,562
Nine months ended September 30, 2024
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(243)	(159)	(402)
Recoveries of loans and leases previously charged-off	77	50	127
Provision for loan and lease losses	101	154	255
ALLL balance, end of period	$1,498	$737	$2,235
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	74	(18)	56
AULC balance, end of period	$140	$61	$201
ACL balance, end of period	$1,638	$798	$2,436
At September 30, 2025, the ACL was $2.6 billion, a $116 million increase compared to December 31, 2024. The increase in the ACL was driven by loan and lease growth, partially offset by a modest reduction in overall coverage ratios. The ACL coverage ratio at September 30, 2025 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
60 Huntington Bancshares Incorporated

The commercial ACL was $1.7 billion at September 30, 2025, a $65 million increase compared to December 31, 2024, with the increase primarily due to loan growth, partially offset by a modest reduction in overall coverage ratios. The consumer ACL was $869 million at September 30, 2025, a $51 million increase compared to December 31, 2024, with the increase primarily due to loan growth.
The baseline economic scenario used in the September 30, 2025 ACL determination assumes continued tariff uncertainty, but reflects marginal improved performance of the U.S. economy in the near term with minimal change in the overall outlook. In this scenario, the unemployment rate is expected to end 2025 at 4.4%, with peak unemployment of 4.8% through the end of 2026. The Federal Reserve restarted rate cuts in the third quarter of 2025 and is expected to continue with future rate cuts until reaching a federal funds rate of 3% by the end of 2026. The inflation outlook deteriorates slightly as the impacts of tariffs and other trade policies are expected to cascade through the economy, with near-term inflation expected to rise further above the Federal Reserve’s 2% target until the rate begins to decline in the second half of 2026 but still remaining above target. GDP growth, while positive, has slowed to a current level of approximately 1% and is forecasted to remain below 2% through the end of 2026.
The economic scenarios used included elevated levels of economic uncertainty, such as the impact of specific challenges in the commercial real estate industry, recent inflation levels, the impacts of U.S. trade policies, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2025 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Residential mortgage loans sold with servicing retained	$1,514	$1,150	$3,691	$2,944
Pretax gains resulting from above loan sales (1)	24	17	66	49
Total servicing, late, and other ancillary fees (1)	27	27	80	78
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fair value, beginning of period	$567	$543	$573	$515
New servicing assets created	27	12	67	33
Change in fair value during the period due to:
Time decay (1)	(6)	(6)	(20)	(19)
Payoffs (2)	(11)	(9)	(28)	(21)
Changes in valuation inputs or assumptions (3)	(1)	(25)	(16)	7
Fair value, end of period	$576	$515	$576	$515
Related loans serviced for third parties, unpaid principal balance, end of period	$34,370	$33,565	$34,370	$33,565
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
2025 3Q Form 10-Q 61

The following table summarizes key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At September 30, 2025				At December 31, 2024
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.51%		$(16)	$(32)	7.54%		$(14)	$(28)
Spread over forward interest rate swap rates	566	bps	(14)	(27)	568	bps	(13)	(26)
8. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Securities sold under agreements to repurchase	$144	$142
Other borrowings	108	57
Total short-term borrowings	$252	$199
The carrying value of assets pledged as collateral against repurchase agreements totaled $205 million and $224 million as of September 30, 2025 and December 31, 2024, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
The following table summarizes the composition of Huntington’s long-term debt.

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
The Parent Company:
Senior Notes	$5,514	$5,836
Subordinated Notes	1,374	1,341
Total notes issued by the Parent Company	6,888	7,177
The Bank:
Senior Notes	3,190	1,654
Subordinated Notes	231	515
Total notes issued by the Bank	3,421	2,169
FHLB Advances	4,514	4,696
Auto Loan Securitization Trust (1)	694	1,023
Credit Linked Notes (2)	1,299	821
Other	499	488
Total long-term debt	$17,315	$16,374
(1)     Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.22% due through 2029. See Note 15- “Variable Interest Entities” for additional information.
(2)    As of September 30, 2025, the weighted average contractual interest rate on the CLNs was 5.80%. Huntington has elected the fair value option for these notes. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company's aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority.
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
62 Huntington Bancshares Incorporated

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
During the third quarter of 2025, the Bank completed a CLN transaction whereby it issued $415 million of unsecured credit linked notes to third-party investors. There are five classes of notes, each maturing in September 2033. One note class bears interest at a fixed rate of 4.835% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.20% to 6.60% (weighted average spread of 3.04%). These notes transfer a portion of the risk of losses to third-party investors on an initial $3.5 billion reference pool of Huntington’s auto-secured loans.
2025 3Q Form 10-Q 63

9. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of Huntington’s OCI.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended September 30, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$197	$(46)	$151
Reclassification adjustment for realized net losses included in net income	2	—	2
Total unrealized gains on available-for-sale securities, net of hedges	199	(46)	153
Unrealized gains on cash flow hedges during the period	23	(6)	17
Reclassification adjustment for cash flow hedges included in net income	7	(1)	6
Net change related to cash flow hedges on loans	30	(7)	23
Translation adjustments, net of hedges (1)	(2)	1	(1)
Other comprehensive income	$227	$(52)	$175
Three months ended September 30, 2024
Unrealized gains on available-for-sale securities during the period, net of hedges	$573	$(131)	$442
Reclassification adjustment for realized net losses included in net income	4	(1)	3
Total unrealized gains on available-for-sale securities, net of hedges	577	(132)	445
Unrealized gains on cash flow hedges during the period	412	(95)	317
Reclassification adjustment for cash flow hedges included in net income	55	(12)	43
Net change related to cash flow hedges on loans	467	(107)	360
Translation adjustments, net of hedges (1)	2	—	2
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	(1)	—
Other comprehensive income	$1,047	$(240)	$807
Nine months ended September 30, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$591	$(139)	$452
Reclassification adjustment for realized net losses included in net income	69	(16)	53
Total unrealized gains on available-for-sale securities, net of hedges	660	(155)	505
Unrealized gains on cash flow hedges during the period	324	(77)	247
Reclassification adjustment for cash flow hedges included in net income	46	(10)	36
Net change related to cash flow hedges on loans	370	(87)	283
Translation adjustments, net of hedges (1)	7	(1)	6
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income	$1,038	$(243)	$795
Nine months ended September 30, 2024
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$310	$(70)	$240
Reclassification adjustment for realized net losses included in net income	9	(2)	7
Total unrealized gains on available-for-sale securities, net of hedges	319	(72)	247
Unrealized gains on cash flow hedges during the period	231	(53)	178
Reclassification adjustment for cash flow hedges included in net income	190	(44)	146
Net change related to cash flow hedges on loans	421	(97)	324
Change in accumulated unrealized gains for pension and other post-retirement obligations	2	(1)	1
Other comprehensive income	$742	$(170)	$572
(1)A portion of foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on this portion of foreign currency translation adjustments.
64 Huntington Bancshares Incorporated

The following table summarizes the activity in AOCI.

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
Three months ended September 30, 2025
Balance, beginning of period	$(2,013)	$(7)	$(5)	$(221)	$(2,246)
Other comprehensive income (loss) before reclassifications	151	17	(1)	—	167
Amounts reclassified from AOCI to earnings	2	6	—	—	8
Period change	153	23	(1)	—	175
Balance, end of period	$(1,860)	$16	$(6)	$(221)	$(2,071)
Three months ended September 30, 2024
Balance, beginning of period	$(2,292)	$(399)	$(8)	$(212)	$(2,911)
Other comprehensive income before reclassifications	442	317	2	—	761
Amounts reclassified from AOCI to earnings	3	43	—	—	46
Period change	445	360	2	—	807
Balance, end of period	$(1,847)	$(39)	$(6)	$(212)	$(2,104)
Nine months ended September 30, 2025
Balance, beginning of period	$(2,365)	$(267)	$(12)	$(222)	$(2,866)
Other comprehensive income before reclassifications	452	247	6	1	706
Amounts reclassified from AOCI to earnings	53	36	—	—	89
Period change	505	283	6	1	795
Balance, end of period	$(1,860)	$16	$(6)	$(221)	$(2,071)
Nine months ended September 30, 2024
Balance, beginning of period	$(2,094)	$(363)	$(6)	$(213)	$(2,676)
Other comprehensive income before reclassifications	240	178	—	—	418
Amounts reclassified from AOCI to earnings	7	146	—	1	154
Period change	247	324	—	1	572
Balance, end of period	$(1,847)	$(39)	$(6)	$(212)	$(2,104)
(1)AOCI amounts at September 30, 2025 and September 30, 2024 include $45 million and $52 million, respectively, of net unrealized losses (after-tax) on securities transferred from the AFS securities portfolio to the HTM securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
2025 3Q Form 10-Q 65

10. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Preferred Series					At September 30, 2025	At December 31, 2024
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$24	$23
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (5)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Series K (4)	9/11/2025	7,500	6.25	10/15/2030	741	—
Total		885,000			$2,731	$1,989
(1)     Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)    Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)    Dividend rate converted to 3-month CME Term SOFR + 26 bps spread adjustment + 270 bps.
(4)     Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)     Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
The following table presents the dividends declared for each series of preferred shares.

	Three Months Ended				Nine Months Ended
(amounts in millions, except per share data)	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount		Amount ($)		Amount		Amount ($)
Series B	$18.20	$—	$20.66	$1	$54.40	$2	$62.08	$2
Series E (1)			2,157.65	9			6,412.62	26
Series F	1,406.25	7	1,406.25	7	4,218.75	21	4,218.75	21
Series G	1,112.50	6	1,112.50	6	3,337.50	17	3,337.50	17
Series H	11.25	6	11.25	5	33.75	17	33.75	17
Series I	356.25	2	356.25	2	1,068.75	7	1,068.75	7
Series J	17.19	6	17.19	6	51.57	17	51.57	17
Series K (2)	—	—			—	—
Total		$27		$36		$81		$107
(1)     During the fourth quarter of 2024, all remaining $405 million of outstanding Series E Preferred Stock, par value of $0.01 per share, was redeemed.
(2)    Series K was issued during the third quarter of 2025. The first dividend declaration for the Series K begins in the fourth quarter of 2025.
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
The following table shows the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic earnings per common share:
Net income attributable to Huntington	$629	$517	$1,692	$1,410
Dividends on preferred shares	27	36	81	107
Net income available to common shareholders	$602	$481	$1,611	$1,303
Average common shares issued and outstanding	1,459,129	1,452,682	1,456,979	1,450,794
Basic earnings per common share	$0.41	$0.33	$1.11	$0.90
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units, and performance share units	18,491	17,061	18,662	16,622
Shares held in deferred compensation plans	6,967	7,239	7,036	7,443
Average dilutive potential common shares	25,458	24,300	25,698	24,065
Total diluted average common shares issued and outstanding	1,484,587	1,476,982	1,482,677	1,474,859
Diluted earnings per common share	$0.41	$0.33	$1.09	$0.88
Anti-dilutive awards (1)	230	4,253	1,693	7,002
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
2025 3Q Form 10-Q 67

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

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended September 30, 2025
Payments and cash management revenue	$120	$41	$—	$161
Wealth and asset management revenue	96	8	—	104
Customer deposit and loan fees	62	4	—	66
Capital markets and advisory fees	10	37	(1)	46
Leasing revenue	1	1	—	2
Insurance income	16	4	—	20
Other noninterest income	25	1	(1)	25
Net revenue from contracts with customers	330	96	(2)	424
Noninterest income within the scope of other GAAP topics	63	122	19	204
Total noninterest income	$393	$218	$17	$628
Three months ended September 30, 2024
Payments and cash management revenue	$114	$29	$—	$143
Wealth and asset management revenue	89	4	—	93
Customer deposit and loan fees	57	1	—	58
Capital markets and advisory fees	5	32	—	37
Leasing revenue	1	9	—	10
Insurance income	15	3	(1)	17
Other noninterest income	2	3	(1)	4
Net revenue from contracts with customers	283	81	(2)	362
Noninterest income within the scope of other GAAP topics	55	100	6	161
Total noninterest income	$338	$181	$4	$523
68 Huntington Bancshares Incorporated

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Nine Months Ended September 30, 2025
Payments and cash management revenue	$345	$106	$—	$451
Wealth and asset management revenue	289	18	—	307
Customer deposit and loan fees	172	10	—	182
Capital markets and advisory fees	16	102	(1)	117
Leasing revenue	2	7	—	9
Insurance income	52	7	—	59
Other noninterest income	27	3	(3)	27
Net revenue from contracts with customers	903	253	(4)	1,152
Noninterest income within the scope of other GAAP topics	156	304	(19)	441
Total noninterest income	$1,059	$557	$(23)	$1,593
Nine Months Ended September 30, 2024
Payments and cash management revenue	$335	$84	$—	$419
Wealth and asset management revenue	262	9	—	271
Customer deposit and loan fees	160	8	—	168
Capital markets and advisory fees	16	93	—	109
Leasing revenue	2	28	—	30
Insurance income	47	8	(1)	54
Other noninterest income	6	3	(2)	7
Net revenue from contracts with customers	828	233	(3)	1,058
Noninterest income within the scope of other GAAP topics	140	257	26	423
Total noninterest income	$968	$490	$23	$1,481
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers, and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2025 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended September 30, 2025 was determined to be immaterial.
13. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 18 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in Huntington’s 2024 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended September 30, 2025 and 2024.
Assets and Liabilities measured at fair value on a recurring basis
The following tables present our assets and liabilities measured at fair value on a recurring basis, including instruments where we have elected the fair value option.
2025 3Q Form 10-Q 69

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At September 30, 2025
Assets
Trading account securities	$2	$79	$—	$—	$81
Available-for-sale securities:
U.S. Treasury securities	5,410	—	—	—	5,410
Residential MBS	—	9,675	—	—	9,675
Residential CMO	—	4,442	—	—	4,442
Commercial MBS	—	1,782	—	—	1,782
Other agencies	—	113	—	—	113
Municipal securities	—	25	4,090	—	4,115
Corporate debt	—	175	—	—	175
Asset-backed securities	—	221	38	—	259
Private-label CMO	—	81	23	—	104
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	5,410	16,524	4,151	—	26,085
Other securities	30	2	—	—	32
Loans held for sale	—	817	—	—	817
Loans held for investment	—	108	63	—	171
MSRs	—	—	576	—	576
Other assets:
Derivative assets	—	493	9	(291)	211
Assets held in trust for deferred compensation plans	211	—	—	—	211
Liabilities
Short-term borrowings (2)	57	12	—	—	69
Long-term debt	—	1,299	—	—	1,299
Derivative liabilities	—	502	6	(163)	345
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
2025 3Q Form 10-Q 70

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2024
Assets
Trading account securities	$1	$52	$—	$—	$53
Available-for-sale securities:
U.S. Treasury securities	6,556	—	—	—	6,556
Residential MBS	—	10,017	—	—	10,017
Residential CMO	—	3,345	—	—	3,345
Commercial MBS	—	1,752	—	—	1,752
Other agencies	—	130	—	—	130
Municipal securities	—	34	3,954	—	3,988
Corporate debt	—	1,055	—	—	1,055
Asset-backed securities	—	262	49	—	311
Private-label CMO	—	88	21	—	109
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	6,556	16,693	4,024	—	27,273
Other securities	29	2	—	—	31
Loans held for sale	—	652	—	—	652
Loans held for investment	—	112	61	—	173
MSRs	—	—	573	—	573
Other assets:
Derivative assets	—	606	4	(344)	266
Assets held in trust for deferred compensation plans	191	—	—	—	191
Liabilities
Long-term debt	—	821	—	—	821
Derivative liabilities	—	666	2	(90)	578
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2025 3Q Form 10-Q 71

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

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended September 30, 2025
Opening balance	$567	$7	$4,067	$21	$38	$62
Transfers into Level 3	—	—	—	—	—	3
Transfers out of Level 3 (1)	—	(14)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Mortgage banking income	(1)	12	—	—	—	—
Other noninterest income	—	(4)	—	—	—	—
Included in OCI	—	—	35	—	—	—
Purchases/originations	27	—	160	—	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(17)	2	(172)	2	—	—
Closing balance	$576	$3	$4,090	$23	$38	$63
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(1)	$(1)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	34	—	—	—
Three months ended September 30, 2024
Opening balance	$543	$1	$3,341	$20	$35	$60
Transfers into Level 3	—	—	—	—	—	3
Transfers out of Level 3 (1)	—	(8)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Mortgage banking income	(25)	10	—	—	—	—
Other noninterest income	—	(16)	—	—	—	—
Included in OCI	—	—	70	—	—	—
Purchases/originations	12	—	390	—	—	—
Repayments	—	—	—	—	—	(3)
Settlements	(15)	4	(190)	2	(1)	—
Closing balance	$515	$(9)	$3,611	$22	$34	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(25)	$2	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	68	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2025 3Q Form 10-Q 72

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Nine months ended September 30, 2025
Opening balance	$573	$2	$3,954	$21	$49	$61
Transfers into Level 3	—	—	—	—	—	7
Transfers out of Level 3 (1)	—	(31)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	—
Mortgage banking income	(16)	34	—	—	—	—
Other noninterest income	—	(10)	—	—	—	—
Included in OCI	—	—	52	—	—	—
Purchases/originations	67	—	799	—	—	—
Repayments	—	—	—	—	—	(5)
Settlements	(48)	8	(714)	2	(11)	—
Closing balance	$576	$3	$4,090	$23	$38	$63
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$(16)	$4	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	48	—	—	—
Nine months ended September 30, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	11
Transfers out of Level 3 (1)	—	(19)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(1)	(1)	—	(1)
Mortgage banking income	7	21	—	—	—	—
Other noninterest income	—	(24)	—	—	—	—
Provision for credit losses	—	—	(2)	—	—	—
Included in OCI	—	—	56	—	—	—
Purchases/originations	33	—	690		—	—
Repayments	—	—	—	—	—	(4)
Settlements	(40)	15	(467)	3	(41)	—
Closing balance	$515	$(9)	$3,611	$22	$34	$60
Change in unrealized gains or losses for the period included in earnings for assets held at end of the reporting date	$7	$2	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	52	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2025 3Q Form 10-Q 73

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At September 30, 2025
Assets
Loans held for sale	$817	$789	$28	$—	$—	$—
Loans held for investment	171	183	(12)	3	4	(1)
Liabilities
Long-term debt	1,299	1,290	(9)
At December 31, 2024
Assets
Loans held for sale	$652	$640	$12	$—	$—	$—
Loans held for investment	173	184	(11)	4	4	—
Liabilities
Long-term debt	821	817	(4)
The following table presents the net gains (losses) from fair value changes.

		Three Months Ended		Nine Months Ended
(dollar amounts in millions)	Classification	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loans held for sale	Mortgage banking income	$1	$5	$16	$2
Loans held for investment	Mortgage banking income	—	—	(1)	(1)
Long-term debt	Other noninterest income	—	(3)	(5)	(5)
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
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended		Nine Months Ended
(dollar amounts in millions)	At September 30, 2025	At December 31, 2024	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Collateral-dependent loans	$37	$192	$(14)	$(4)	$(57)	$(45)
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
2025 3Q Form 10-Q 74

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At September 30, 2025				At December 31, 2024
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	7%	-	59%	9%	6%	-	43%	8%
		Spread over forward interest rate swap rates	5%	-	10%	6%	5%	-	10%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	4%	4%	4%	-	5%	5%
		Cumulative default	—%	-	64%	4%	—%	-	39%	4%
		Loss given default (2)				20%				20%
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
2025 3Q Form 10-Q 75

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At September 30, 2025
Financial Assets
Cash and short-term assets	$13,232	$—	$—	$13,232	$13,232
Trading account securities	—	—	81	81	81
Available-for-sale securities	—	—	26,085	26,085	26,085
Held-to-maturity securities	15,597	—	—	15,597	13,869
Other securities	838	—	32	870	870
Loans held for sale	—	6	817	823	823
Net loans and leases (1)	135,411	—	171	135,582	134,953
Derivative assets	—	—	211	211	211
Assets held in trust for deferred compensation plans	—	—	211	211	211
Financial Liabilities
Deposits (2)	165,212	—	—	165,212	165,212
Short-term borrowings	183	—	69	252	252
Long-term debt	16,016	—	1,299	17,315	17,571
Derivative liabilities	—	—	345	345	345
At December 31, 2024
Financial Assets
Cash and short-term assets	$13,332	$—	$—	$13,332	$13,332
Trading account securities	—	—	53	53	53
Available-for-sale securities	—	—	27,273	27,273	27,273
Held-to-maturity securities	16,368	—	—	16,368	14,086
Other securities	792	—	31	823	823
Loans held for sale	—	2	652	654	654
Net loans and leases (1)	127,625	—	173	127,798	125,557
Derivative assets	—	—	266	266	266
Assets held in trust for deferred compensation plans	—	—	191	191	191
Financial Liabilities
Deposits (2)	162,448	—	—	162,448	162,455
Short-term borrowings	199	—	—	199	199
Long-term debt	15,553	—	821	16,374	16,573
Derivative liabilities	—	—	578	578	578
(1)Includes collateral-dependent loans.
(2)Includes $1.3 billion and $1.5 billion in time deposits in excess of the FDIC insurance coverage limit at September 30, 2025 and December 31, 2024, respectively.
2025 3Q Form 10-Q 76

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3
At September 30, 2025
Financial Assets
Trading account securities	$2	$79	$—	$—	$81
Available-for-sale securities	5,410	16,524	4,151	—	26,085
Held-to-maturity securities	2,354	11,515	—	—	13,869
Other securities (2)	30	2	—	—	32
Loans held for sale	—	817	6	—	823
Net loans and leases	—	108	134,845	—	134,953
Derivative assets	—	493	9	(291)	211
Financial Liabilities
Deposits	—	151,413	13,799	—	165,212
Short-term borrowings	57	195	—	—	252
Long-term debt	—	12,415	5,156	—	17,571
Derivative liabilities	—	502	6	(163)	345
At December 31, 2024
Financial Assets
Trading account securities	$1	$52	$—	$—	$53
Available-for-sale securities	6,556	16,693	4,024	—	27,273
Held-to-maturity securities	2,023	12,063	—	—	14,086
Other securities (2)	29	2	—	—	31
Loans held for sale	—	652	2	—	654
Net loans and leases	—	113	125,444	—	125,557
Derivative assets	—	606	4	(344)	266
Financial Liabilities
Deposits	—	147,045	15,410	—	162,455
Short-term borrowings	—	199	—	—	199
Long-term debt	—	11,242	5,331	—	16,573
Derivative liabilities	—	666	2	(90)	578
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
2025 3Q Form 10-Q 77

The following table presents the fair values and notional values of all derivative instruments included in the Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At September 30, 2025			At December 31, 2024
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$42,136	$122	$38	$45,634	$24	$—
Foreign exchange contracts	266	—	2	250	—	5
Derivatives not designated as Hedging Instruments
Interest rate contracts	47,557	261	389	42,359	456	580
Foreign exchange contracts	6,287	61	52	5,465	79	54
Equity contracts	897	32	6	823	20	2
Commodities contracts	685	23	21	683	29	27
Credit contracts	160	3	—	247	2	—
Total contracts	$97,988	$502	$508	$95,461	$610	$668
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
(dollar amounts in millions)		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate contracts:
Customer	Capital markets and advisory fees	$13	$17	$34	$28
Mortgage banking	Mortgage banking income	9	28	9	5
Foreign exchange contracts	Capital markets and advisory fees	13	11	37	33
Equity contracts	Other noninterest income and other noninterest expense	3	(13)	4	(17)
Commodities contracts	Capital markets and advisory fees	—	1	2	3
Credit contracts	Other noninterest income	(2)	(6)	(6)	(14)
Total		$36	$38	$80	$38
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
2025 3Q Form 10-Q 78

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2025 and December 31, 2024, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At September 30, 2025
Instruments associated with:
Investment securities	$5,287	$—	$—	$5,287
Loans	—	26,250	175	26,425
Long-term debt	10,599	—	—	10,599
Total notional value	$15,886	$26,250	$175	$42,311
At December 31, 2024
Instruments associated with:
Investment securities	$10,987	$—	$—	$10,987
Loans	—	23,300	175	23,475
Long-term debt	11,347	—	—	11,347
Total notional value	$22,334	$23,300	$175	$45,809
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in decreases to net interest income of $38 million and $57 million for the three-month periods ended September 30, 2025, and 2024, respectively, and decreases to net interest income of $63 million and $195 million for the nine-month periods ended September 30, 2025, and 2024, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $5.3 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, or other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged MBS portfolio has not been attributed to the individual AFS securities in our Unaudited Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(40)	$(295)	$(302)	$(263)
Change in fair value of hedged investment securities (1)	38	293	299	259
Change in fair value of interest rate swaps hedging long-term debt (2)	16	301	231	142
Change in fair value of hedged long-term debt (2)	(16)	(302)	(231)	(143)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2025 3Q Form 10-Q 79

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At September 30, 2025	At December 31, 2024	At September 30, 2025	At December 31, 2024
Assets
Available-for-sale securities (1)	$8,478	$16,390	$(160)	$(458)
Liabilities
Long-term debt (2)	11,074	11,589	8	(223)
(1)Amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio that is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amount of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(46) million at September 30, 2025 and $(56) million at December 31, 2024.
Cash Flow Hedges
At September 30, 2025, Huntington had $26.3 billion of interest rate swaps and floors that are designated as cash flow hedges for variable-rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight-line basis as a reduction to interest income over the contractual life of these contracts.
At September 30, 2025, net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months totaled $19 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Unaudited Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. These derivatives were in a net asset position of $3 million at September 30, 2025 and $7 million at December 31, 2024. At September 30, 2025 and December 31, 2024, Huntington had commitments to sell residential real estate loans of $1.6 billion and $869 million, respectively. These contracts mature in less than one year.
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
2025 3Q Form 10-Q 80

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

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Notional value	$2,350	$1,780
Trading liabilities	15	45

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Trading gains (losses)	$4	$26	$13	$(3)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at September 30, 2025 and December 31, 2024, were $64 million and $72 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $49.7 billion and $45.2 billion at September 30, 2025 and December 31, 2024, respectively. Huntington’s credit risk from customer derivatives was $158 million and $76 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value. The total notional value of credit contracts was $160 million and $247 million at September 30, 2025 and December 31, 2024, respectively. The position of these derivatives was a net asset of $3 million at September 30, 2025 and $2 million at December 31, 2024.
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
2025 3Q Form 10-Q 81

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
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $28 million and $192 million at September 30, 2025 and December 31, 2024, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At September 30, 2025, Huntington pledged $111 million of investment securities and cash collateral to counterparties, while other counterparties pledged $150 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At September 30, 2025	$502	$(291)	$211	$(2)	$(25)	$184
At December 31, 2024	610	(344)	266	(5)	(35)	226

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At September 30, 2025	$508	$(163)	$345	$(65)	$(40)	$240
At December 31, 2024	668	(90)	578	(67)	(316)	195
15. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Assets
Net loans and leases	$769	$1,122
Other assets	334	264
Total assets	$1,103	$1,386
Liabilities
Long-term borrowings	$694	$1,023
Other liabilities	123	109
Total liabilities	$817	$1,132
2025 3Q Form 10-Q 82

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
Consolidated VIEs at September 30, 2025 and December 31, 2024 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At September 30, 2025
Affordable housing tax credit partnerships	$2,469	$1,017	$2,469
Trust preferred securities	14	248	—
Other investments	1,367	180	1,367
Total	$3,850	$1,445	$3,836
At December 31, 2024
Affordable housing tax credit partnerships	$2,382	$1,065	$2,382
Trust preferred securities	14	248	—
Other investments	1,201	168	1,201
Total	$3,597	$1,481	$3,583
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
2025 3Q Form 10-Q 83

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Affordable housing tax credit investments	$3,880	$3,628
Less: amortization	(1,411)	(1,246)
Net affordable housing tax credit investments	$2,469	$2,382
Unfunded commitments	$1,017	$1,065
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Tax credits and other tax benefits recognized	$86	$78	$259	$230
Proportional amortization expense included in provision for income taxes	68	63	209	189
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
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At September 30, 2025	At December 31, 2024
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$42,656	$37,422
Consumer loan portfolio	20,909	19,993
Commercial real estate	2,646	2,089
Standby letters of credit and guarantees on industrial revenue bonds	802	725
2025 3Q Form 10-Q 84

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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These conditional commitments are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions and mature within two years. Since the conditions under which Huntington is required to fund these conditional commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these conditional commitments was $31 million and $27 million at September 30, 2025 and December 31, 2024, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $281 million and $201 million at September 30, 2025 and December 31, 2024, respectively, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired. As of September 30, 2025, the Company did not expect to be subject to any make-whole provisions under these guarantees.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $20 million at September 30, 2025 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
2025 3Q Form 10-Q 85

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

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended September 30, 2025
Net interest income (loss)	$1,061	$538	$(93)	$1,506
Provision for credit losses	121	1	—	122
Net interest income (loss) after provision (benefit) for credit losses	940	537	(93)	1,384
Noninterest income	393	218	17	628
Noninterest expense:
Direct personnel costs	308	152	297	757
Other noninterest expense, including corporate allocations	541	167	(219)	489
Total noninterest expense	849	319	78	1,246
Income (loss) before income taxes	484	436	(154)	766
Provision (benefit) for income taxes	102	91	(60)	133
Income attributable to non-controlling interest	—	4	—	4
Net income (loss) attributable to Huntington	$382	$341	$(94)	$629
Three months ended September 30, 2024
Net interest income (loss)	$1,050	$529	$(228)	$1,351
Provision for credit losses	105	1	—	106
Net interest income (loss) after provision for credit losses	945	528	(228)	1,245
Noninterest income	338	181	4	523
Noninterest expense:
Direct personnel costs	287	144	253	684
Other noninterest expense, including corporate allocations	512	145	(211)	446
Total noninterest expense	799	289	42	1,130
Income (loss) before income taxes	484	420	(266)	638
Provision (benefit) for income taxes	102	88	(74)	116
Income attributable to non-controlling interest	—	5	—	5
Net income (loss) attributable to Huntington	$382	$327	$(192)	$517

2025 3Q Form 10-Q 86

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Nine months ended September 30, 2025
Net interest income (loss)	$3,018	$1,564	$(183)	$4,399
Provision for credit losses	306	34	—	340
Net interest income (loss) after provision for credit losses	2,712	1,530	(183)	4,059
Noninterest income	1,059	557	(23)	1,593
Noninterest expense:
Direct personnel costs	907	440	803	2,150
Other noninterest expense, including corporate allocations	1,601	499	(655)	1,445
Total noninterest expense	2,508	939	148	3,595
Income (loss) before income taxes	1,263	1,148	(354)	2,057
Provision (benefit) for income taxes	265	241	(155)	351
Income attributable to non-controlling interest	—	14	—	14
Net income (loss) attributable to Huntington	$998	$893	$(199)	$1,692
Nine months ended September 30, 2024
Net interest income (loss)	$3,013	$1,579	$(642)	$3,950
Provision for credit losses	227	86	—	313
Net interest income (loss) after provision for credit losses	2,786	1,493	(642)	3,637
Noninterest income	968	490	23	1,481
Noninterest expense:
Direct personnel costs	847	429	710	1,986
Other noninterest expense, including corporate allocations	1,517	454	(573)	1,398
Total noninterest expense	2,364	883	137	3,384
Income (loss) before income taxes	1,390	1,100	(756)	1,734
Provision (benefit) for income taxes	292	231	(215)	308
Income attributable to non-controlling interest	—	16	—	16
Net income (loss) attributable to Huntington	$1,098	$853	$(541)	$1,410

	Assets		Deposits
(dollar amounts in millions)	At September 30, 2025	At December 31, 2024	At September 30, 2025	At December 31, 2024
Consumer & Regional Banking	$81,412	$78,841	$110,043	$111,390
Commercial Banking	71,937	66,919	47,651	43,366
Treasury / Other	56,879	58,470	7,518	7,692
Total	$210,228	$204,230	$165,212	$162,448

2025 3Q Form 10-Q 87

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2024 Annual Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, Huntington’s disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.    There have been no material changes to the risk factors previously disclosed in our 2024 Annual Report on Form 10-K.
2025 3Q Form 10-Q 88

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c) In April 2025, our Board of Directors authorized the repurchase of up to $1.0 billion of our common shares. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board of Directors.
Our share repurchase activity for each of the three months in the period ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	—	$—	$1,000,000,000
August 1, 2025 to August 31, 2025	—	—	1,000,000,000
September 1, 2025 to September 30, 2025	—	—	1,000,000,000
Total	—	$—	$1,000,000,000
(1)    The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations.
Item 5. Other Information
Trading Plans
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
2025 3Q Form 10-Q 89

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of July 13, 2025, by and between Huntington Bancshares Incorporated and Veritex Holdings, Inc.	Current Report on Form 8-K dated July 17, 2025.	001-34073	2.1
3.1	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.2	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.1
3.5	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.2
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of March 2, 2023.	Current Report on Form 8-K dated March 2, 2023.	001-34073	3.1
3.7	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 17, 2024.	Current Report on Form 8-K dated July 17, 2024.	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of September 10, 2025	Current Report on Form 8-K dated September 11, 2025	001-34073	3.1
4.1(P)	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
22.0	Subsidiary Issuers of Guaranteed Securities	Annual Report on Form 10-K for year ended December 31, 2024	001-34073	22
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
* Filed herewith
** Furnished herewith
***    The following material from Huntington’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 formatted in Inline XBRL: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
2025 3Q Form 10-Q 90

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 28, 2025	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2025	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)

2025 3Q Form 10-Q 91