Form 10-K
period 2025-12-31
HUNTINGTON BANCSHARES INC /MD/
filed 2026-02-13
CIK 49196

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
For the fiscal year ended December 31, 2025
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

Maryland			31-0724920
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

41 South High Street	Columbus,	Ohio	43287
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Depositary Shares (each representing a 1/40th interest in a share of 4.500% Series H Non-Cumulative, perpetual preferred stock)	HBANP	NASDAQ
Depositary Shares (each representing a 1/1000th interest in a share of 5.70% Series I Non-Cumulative, perpetual preferred stock)	HBANM	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 6.875% Series J Non-Cumulative, perpetual preferred stock)	HBANL	NASDAQ
Depositary Shares (each representing a 1/1000th interest in a share of 5.50% Series L Non-Cumulative, perpetual preferred stock)	HBANZ	NASDAQ
Common Stock—Par Value $0.01 per Share	HBAN	NASDAQ
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
  ☐    Yes  ☒    No
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, determined by using a per share closing price of $16.76, as quoted by Nasdaq on that date, was approximately $24.1 billion. As of February 1, 2026, there were 2,029,792,391 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2026 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED
2025 FORM 10-K ANNUAL REPORT

2025 Form 10-K 3

4 Huntington Bancshares Incorporated

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

165(d) Resolution Plan	A resolution plan submitted of the Federal Reserve and FDIC on behalf of a covered bank holding company pursuant to Section 165(d) of the Dodd-Frank Act	DOJ	Department of Justice
2024 Banking Addendum	2024 Banking Addendum to 2023 Merger Guidelines	EAD	Exposure at Default
ACL	Allowance for Credit Losses	ELT	Executive Leadership Team
AFS	Available-for-Sale	EOP	End of Period
AI	Artificial Intelligence	ERM	Enterprise Risk Management
ALCO	Asset-Liability Management Committee	ESG	Environmental, Social, and Governance
ALLL	Allowance for Loan and Lease Losses	EVE	Economic Value of Equity
AML	Anti-Money Laundering	FASB	Financial Accounting Standards Board
AOCI	Accumulated Other Comprehensive Income (Loss)	FCRA	Fair Credit Reporting Act
ASC	Accounting Standards Codification	FDIA	Federal Deposit Insurance Act
ASU	Accounting Standards Update	FDIC	Federal Deposit Insurance Corporation
ATM	Automated Teller Machine	Fed Fund	The targeted rate by the Federal Reserve to secure overnight funding
AULC	Allowance for Unfunded Lending Commitments	Federal Reserve	Board of Governors of the Federal Reserve System
Bank Secrecy Act	Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970	FFIEC	Federal Financial Institutions Examination Council
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013	FHC	Financial Holding Company
BHC	Bank Holding Company	FHLB	Federal Home Loan Bank
BHC Act	Bank Holding Company Act of 1956	FICO	Fair Isaac Corporation
Board	Board of Directors	FinCEN	Financial Crimes Enforcement Network
C&I	Commercial and Industrial	FINRA	Financial Industry Regulatory Authority, Inc.
Cadence	Cadence Bank	FRB	Federal Reserve Bank
CCAR	Comprehensive Capital Analysis and Review	FRG	Financial Recovery Group
CCB	Capital Conservation Buffer	FTE	Fully-Taxable Equivalent
CCPA	California Consumer Privacy Act of 2018, as amended by the California Privacy Act of 2020	FTP	Funds Transfer Pricing
CCyB	Countercyclical Capital Buffer	FVO	Fair Value Option
CDI	Core Deposit Intangible	GAAP	Generally Accepted Accounting Principles in the United States of America
CDS	Credit Default Swap	GDP	Gross Domestic Product
CECL	Current Expected Credit Losses	GLBA	Gramm-Leach-Bliley Act
CEO	Chief Executive Officer	HQLA	High-Quality Liquid Assets
CET1	Common Equity Tier 1	HTM	Held-to-Maturity
CFPB	Bureau of Consumer Financial Protection	IDI Resolution Plan	A resolution plan submitted to the FDIC on behalf of a covered insured depository institution pursuant to 12 CFR 360.10
CIRCIA	Cyber Incident Reporting for Critical Infrastructure Act	IRS	Internal Revenue Service
CISA	Cybersecurity Information Sharing Act	LCR	Liquidity Coverage Ratio
CISA Agency	Cybersecurity and Infrastructure Security Agency	LFI Rating System	Large Financial Institution Rating System
CLN	Credit Linked Note	LGD	Loss Given Default
CME	Chicago Mercantile Exchange	LIHTC	Low Income Housing Tax Credit
CMO	Collateralized Mortgage Obligations	LTV	Loan-to-Value
CODM	Chief Operating Decision Maker	MBS	Mortgage-Backed Securities
COSO	Committee of Sponsoring Organizations of the Treadway Commission	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRA	Community Reinvestment Act	MSA	Metropolitan Statistical Area
CRE	Commercial Real Estate	MSR	Mortgage Servicing Right
DIF	Deposit Insurance Fund	NAICS	North American Industry Classification System
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	NALs	Nonaccrual Loans
2025 Form 10-K 5

NCO	Net Charge-off
NII	Net Interest Income
NIM	Net Interest Margin
NM	Not Meaningful
NPAs	Nonperforming Assets
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OFAC	Office of Foreign Assets Control
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated
PD	Probability of Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans	Includes nonaccrual loans and leases, accruing loans and leases past due 90 days or more, modified loans made to borrowers experiencing financial difficulty
REIT	Real Estate Investment Trust
Riegle-Neal Act	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROC	Risk Oversight Committee
RV	Recreational Vehicle
RWA	Risk-Weighted Assets
SBA	Small Business Administration
SCB	Stress Capital Buffer
SCCL	Single-Counterparty Credit Limit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To Be Announced
TCF	TCF Financial Corporation
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
Veritex	Veritex Holdings, Inc.
VIE	Variable Interest Entity
XBRL	eXtensible Business Reporting Language
6 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
PART I
When we refer to “Huntington,” “we,” “our,” “us,” and “the Company” in this Annual Report on Form 10-K (this “report”), we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” or “Huntington National Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.
Item 1: Business
General Business Description
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking and financial services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of December 31, 2025, we operated more than 1,000 branches in 14 states. Following the completion of our merger with Cadence Bank on February 1, 2026, as further discussed below, we operate nearly 1,400 branches in 21 states, with certain businesses operating in extended geographies.
Acquisitions and Mergers
On October 20, 2025, Huntington completed the acquisition of Veritex Holdings, Inc. (“Veritex,” and such transaction, the “Veritex Merger”), a bank holding company headquartered in Dallas, Texas, whereby Veritex merged with and into Huntington, with Huntington as the surviving entity, and Veritex Community Bank merged with and into Huntington National Bank, with Huntington National Bank as the surviving entity. The transaction, which was valued at $1.7 billion, added $12.0 billion in assets, including $9.3 billion in loans, and $10.5 billion in deposits, as of the date of acquisition.
On February 1, 2026, Huntington completed the acquisition of Cadence Bank (“Cadence,” and such transaction, the “Cadence Merger”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, whereby Cadence merged with and into Huntington National Bank, with Huntington National Bank as the surviving bank. Under the terms of the agreement (the “Cadence Merger Agreement”), Huntington issued 2.475 shares for each outstanding share of Cadence in a 100% stock transaction. Based on Huntington’s closing price of $17.48 as of January 30, 2026, the consideration is valued at approximately $8.1 billion. Each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence was converted into the right to receive 1/1000 of a share of a newly created 5.50% Series L Non-Cumulative Perpetual Preferred Stock of Huntington. As of December 31, 2025, Cadence had $54 billion in assets, including $37 billion in loans, and $44 billion in deposits.
Business Segments
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
2025 Form 10-K 7

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
We have a “Fair Play” banking philosophy: providing differentiated products and services, built on a strong foundation of customer-friendly products and advocacy. Our brand resonates with consumers and businesses, helping us acquire new customers and deepen relationships with current customers. Our Fair Play banking suite of products includes 24-Hour Grace®, Asterisk-Free Checking®, Money Scout®, $50 Safety Zone®, Standby Cash®, Early Pay, Instant Access, Savings Goal Getter®, and Huntington Heads Up®.
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
In addition, we offer our customers a wide variety of financial solutions, ranging from payment instruments, such as consumer and small business credit and debit cards, payables solutions, including ACH processing and account reconciliation, and receivables solutions, including remote deposit capture, billing services, and lockbox services. We offer merchant services to our business and commercial customers. We also offer our customers money movement services through payment platforms such as Real-Time Payments (RTP®) and Zelle®.
8 Huntington Bancshares Incorporated

•Commercial Banking: The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, which includes a comprehensive set of product offerings. Our target clients span from mid-market to large corporate customers across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. In particular, our payments capabilities continue to expand as we develop unique solutions for our diverse client segments, including Huntington ChoicePay. The Commercial Banking segment includes customers in Middle Market Banking, Corporate, Specialty, and Government Banking, Asset Finance, Commercial Real Estate Banking, Capital Markets, and National Settlements.
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
National Settlements provides products and services to law firms, claims administrators, and regulatory agencies to assist with settlement administration.
•Treasury / Other: The Treasury / Other function includes all other items not included within our two business segments, including technology and operations, as well as other unallocated assets, liabilities, revenues, and expenses.
The financial results for each of our business segments are included in Note 25 - “Segment Reporting” of Notes to Consolidated Financial Statements and are discussed in the “Business Segment Discussion” of our MD&A.
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
2025 Form 10-K 9

We compete for deposits similarly on the basis of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We employ customer-friendly practices, such as a $50 Safety Zone®, which prevents customers from being charged an overdraft fee if they overdraw by $50 or less, 24-Hour Grace® account feature for both commercial and consumer accounts, which gives customers an additional business day to cover overdrafts to their account without being charged overdraft fees, Early Pay, which allows customers with direct deposit availability to their paycheck up to two days early, Instant Access, which allows up to $500 of a check deposit available to customers immediately, and Asterisk-Free Checking, where there is no cost to open and no monthly maintenance fees. In addition, customers can qualify for Standby Cash®, which provides a $100 to $500 short-term line of credit free with automatic payments, or a 1% monthly interest charge without automatic payments, based primarily on their checking deposit history, not their credit score. Huntington also created a feature called Money Scout®, which is a tool that analyzes a customer’s spending habits and moves money that is not being used into that customer’s savings account, and has introduced tools, including The Hub and Huntington Heads Up®, to provide customers greater visibility and control over their financial future. These measures fall under our approach of “Fair Play Banking.”
The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2025, in the top 10 MSAs in which we compete.

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$51,813	44%
Detroit, MI	5	17,378	9
Cleveland, OH	2	15,900	12
Chicago, IL	11	9,658	2
Dallas-Fort Worth-Arlington, TX (1)	10	8,565	1
Minneapolis-St. Paul, MN	5	6,527	3
Indianapolis, IN	5	6,319	7
Grand Rapids, MI	1	5,740	18
Akron, OH	1	5,328	28
Pittsburgh, PA	7	4,794	2
Source: FDIC.gov, based on June 30, 2025 survey (2).
(1)    Market share includes deposits of Veritex, which was acquired by Huntington on October 20, 2025.
(2)    Excludes market share information associated with the acquisition of Cadence Bank which was completed on February 1, 2026.
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
10 Huntington Bancshares Incorporated

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
Banking statutes, regulations, and policies are continually under review by the U.S. Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Huntington and its subsidiaries. Any change in the statutes, regulations, or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization. The second Trump administration has implemented significantly different policies from the Biden administration, including new proposed regulations and rescissions or withdrawals of previous guidance, and sharply reduced the workforce at the federal banking agencies. The cumulative impact of these changes, and whether they will last over time, is unclear.
Huntington and the Bank each qualify as a Category IV banking organization as of December 31, 2025, which is subject to the least restrictive of the requirements among the categories, because Huntington has $100 billion or more, and less than $250 billion, in total consolidated assets and does not exceed certain risk-based thresholds. If Huntington were to exceed $250 billion in total consolidated assets when averaged over the four most recent consecutive quarters and not exceed certain risk-based thresholds, Huntington and the Bank would each qualify as a Category III banking organization, which is subject to additional requirements. Huntington’s acquisition of Cadence results in Huntington’s total consolidated assets exceeding $250 billion at closing and is expected to cause Huntington’s total average consolidated assets to exceed $250 billion in the fourth quarter of 2026, causing Huntington and the Bank to become subject to the standards applicable to Category III banking organizations, following a transition period.
Our business remains subject to extensive regulation and supervision, and the U.S. banking agencies may issue additional rules to tailor the application of certain other regulatory requirements to BHCs and banks, including Huntington and the Bank.
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
Supervision, Examination, and Enforcement
Huntington is a BHC under the BHC Act that has elected to be an FHC. FHCs may engage in, and be affiliated with, companies engaging in a broader range of activities than those permitted for a BHC, so long as such activities are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include, for example, securities underwriting, securities dealing, making a market in securities, making merchant banking investments in non-financial companies, and engaging in insurance underwriting and agency activities. To become and remain eligible for FHC status, a BHC and its subsidiary depository institutions must meet certain criteria, including capital, management, and CRA requirements. Failure to meet such criteria could result, depending on which requirements were not met, in restrictions on new financial activities or acquisitions, or in being required to discontinue existing activities that are not generally permissible for BHCs.
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
2025 Form 10-K 11

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
Huntington is subject to the Federal Reserve’s LFI Rating System, which places a greater emphasis on capital and liquidity, including related planning and risk management practices, as compared to the supervisory rating system applicable to smaller BHCs. These ratings are confidential. The LFI Rating System includes three components: capital planning and positions, liquidity risk management and positions, and governance and controls, and each component has four potential ratings: broadly meets expectations, conditionally meets expectations, deficient-1, or deficient-2.
In November 2025, the Federal Reserve adopted a final notice to revise its LFI Rating System for large BHCs with total consolidated assets of $100 billion or more. The Federal Reserve’s LFI Rating System prior to the notice provided that any firm that had one or more deficient-1 ratings was not considered “well managed.” The final notice amended the LFI Rating System by considering a firm with no more than one deficient-1 rating to be “well managed.” Firms that do not meet this standard, as well as firms with a deficient-2 rating for any component, would not be deemed “well managed” and would face limitations on certain acquisitions and new activities.
Bank Acquisitions by Huntington
BHCs, such as Huntington, must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the BHC owning or controlling 5% or more of any class of voting securities of a bank or another BHC.
The standards by which bank and financial institution acquisitions would be evaluated may be subject to change. In September 2024, the OCC adopted a final rule and policy statement regarding its review of Bank Merger Act applications for OCC-supervised institutions, including the Bank. In May 2025, the OCC adopted a final rule that restored the ability for Bank Merger Act applicants to file a streamlined application form for certain types of acquisitions and the expedited review process for Bank Merger Act applications, which had been removed by the 2024 final rule, and rescinded the 2024 policy statement.
12 Huntington Bancshares Incorporated

In September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum. The DOJ clarified that it will assess competition considerations in connection with bank and BHC mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and BHC mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.
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
Enhanced Prudential Standards
BHCs with consolidated assets of more than $100 billion, such as Huntington, are currently subject to certain enhanced prudential standards. As a result, Huntington is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning, and risk management standards, than those applicable to institutions with less than $100 billion in total consolidated assets. Huntington is a Category IV banking organization and therefore is subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets. Once Huntington exceeds $250 billion in total average consolidated assets, including following consummating the acquisition of Cadence, and not exceed certain risk-based thresholds, Huntington and the Bank will each qualify as a Category III banking organization and become subject to additional enhanced prudential standards, such as limitations on Huntington’s aggregate net credit exposures to any single, unaffiliated company (referred to as SCCL).
Liquidity Requirements
Huntington and the Bank, as Category IV banking organizations with less than $50 billion in weighted short-term wholesale funding, are exempt from the LCR and NSFR requirements.
The LCR would require each of Huntington and the Bank to hold an amount of eligible HQLA that equals or exceeds 100% of its respective projected adjusted net cash outflows over a 30-day period. The LCR would require each of Huntington and the Bank to calculate its respective LCR daily. When Huntington becomes a Category III institution with less than $75 billion in weighted average short-term wholesale funding, Huntington’s and the Bank’s total net cash outflows will be multiplied by an outflow adjustment percentage of 85%. In addition, Huntington will also be required to make quarterly public disclosures of its LCR and certain related quantitative liquidity metrics, along with a qualitative discussion of its LCR.
2025 Form 10-K 13

The NSFR would require each of Huntington and the Bank to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures, and certain other items based on their liquidity characteristics. When Huntington becomes a Category III institution with less than $75 billion in weighted average short-term wholesale funding, Huntington and the Bank will be each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. In addition, Huntington will be required to make public disclosures of its NSFR every second and fourth quarter, including certain quantitative metrics and a qualitative discussion of its NSFR drivers and results.
As a Category IV banking organization, Huntington is subject to internal liquidity stress tests and standards. When Huntington becomes a Category III banking organization, Huntington will continue to be subject to internal liquidity stress tests and standards to which Category IV banking organizations are subject, but the frequency of its liquidity stress tests will change from a quarterly basis to a monthly basis.
Long-term Debt Requirements
In August 2023, the U.S. banking agencies issued a proposed rule that would require certain large banking organizations such as Huntington to comply with long-term debt requirements and “clean holding company requirements” similar to those that currently only apply to U.S. global systemically important banking organizations. This proposal would also impose a long-term debt requirement on certain categories of insured depository institutions that are not consolidated subsidiaries of U.S. global systematically important banking organizations, including insured depository institutions with $100 billion or more in total assets, such as the Bank. If adopted, this proposal would require Huntington and the Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greater of (i) 6% of total risk-weighted assets, (ii) 2.5% of total leverage exposure (if subject to the supplementary leverage ratio), or (iii) 3.5% of average total consolidated assets. To comply with the requirement, the Bank would be required to issue the minimum amount of eligible long-term debt to Huntington, and Huntington would be required to issue the minimum amount of eligible long-term debt externally. The proposal allows banking organizations to include, as part of the required minimum outstanding eligible long-term debt amounts, certain existing long-term debt. If the rule is finalized as proposed, covered institutions would have three years to comply with the new requirements following a phased-in approach, with 25% of the long-term debt requirement by one year after finalization of the rule, 50% after two years, and 100% after three years.
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
14 Huntington Bancshares Incorporated

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
In addition, when Huntington and the Bank become Category III banking organizations, they will become subject to the Supplementary Leverage Ratio, which is equal to the ratio of Tier 1 capital to total leverage exposure, including on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure of derivative contracts.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below in this section. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as Huntington, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, Huntington’s capital ratios as of December 31, 2025, would exceed such revised well-capitalized standard. The Federal Reserve may require BHCs, including Huntington, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
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
In addition to meeting the minimum capital requirements under the U.S. Basel III capital rules, Huntington and the Bank must maintain the applicable capital buffer (SCB and CCB, respectively) requirements to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. Huntington and the Bank are subject to a SCB of 2.5%. Refer to the SCB Requirements section below for further details. The Tier 1 Leverage Ratio is not impacted by the SCB or CCB, and a banking institution may be considered well-capitalized while remaining out of compliance with the SCB or CCB. Further, when Huntington and the Bank become Category III banking organizations, each will become subject to the CCyB. The CCyB is currently set at zero, but could increase up to 2.5%. Any determination to increase the CCyB generally would be effective twelve months after the announcement of such an increase, unless the federal banking agencies set an earlier effective date.
2025 Form 10-K 15

The following table presents the minimum regulatory capital ratios, minimum ratio plus the capital buffer, and well-capitalized minimums compared with Huntington’s and the Bank’s regulatory capital ratios as of December 31, 2025, calculated using the regulatory capital methodology applicable as of the end of 2025.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Buffer (1)	Well-Capitalized Minimums (2)	Actual as of December 31, 2025
Ratios:
CET1 risk-based capital ratio	Consolidated	4.5%	7.0%	N/A	10.4%
	Bank	4.5	7.0	6.5%	11.7
Tier 1 risk-based capital ratio	Consolidated	6.0	8.5	6.0	12.0
	Bank	6.0	8.5	8.0	12.4
Total risk-based capital ratio	Consolidated	8.0	10.5	10.0	14.2
	Bank	8.0	10.5	10.0	14.0
Tier 1 leverage ratio	Consolidated	4.0	N/A	N/A	9.3
	Bank	4.0	N/A	5.0	9.6
(1)    Reflects a SCB of 2.5% for both Huntington and the Bank.
(2)    Reflects the well-capitalized standard applicable to Huntington under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.
Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels that would be considered well-capitalized.
As of December 31, 2025, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements.
Basel III Endgame Proposal
In July 2023, the U.S. banking agencies issued a proposed rule to implement the Basel III endgame agreement for large banks (2023 Basel III Endgame Proposal). The proposal was aimed at significantly increasing capital requirements for large banks, particularly in the US, by mandating them to hold more capital against potential risks like credit, market, and operational risks.
The Federal Reserve announced that it would publish a re-proposal of its regulations to implement the Basel III endgame agreement. It is uncertain if and when a final rule will be adopted, and if so, whether and to what extent it will differ from the 2023 Basel III Endgame Proposal. As a result, the timing and content of any final rule, and the potential effects of any final rule on Huntington and the Bank, remain uncertain.
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
16 Huntington Bancshares Incorporated

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
In October 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework through two related proposals. The first proposal would modify the timeline and operation of the annual supervisory stress test, including through revisions to the Federal Reserve’s supervisory stress testing policy statements, and solicits comment on the Federal Reserve’s supervisory stress testing models. The second proposal solicits comment on the Federal Reserve’s proposed scenarios for the 2026 supervisory stress test.
When Huntington and the Bank become Category III banking organizations, each would become required to conduct its own company-run stress test and to publicly disclose the results on a biennial basis.
SCB Requirements
For risk-based capital requirements, Huntington, as a large BHC, is provided an SCB by the Federal Reserve that is determined annually based on the greater of (i) the difference between its starting and minimum projected CET1 Risk-Based Capital Ratio under the severely adverse scenario in the supervisory-run stress test, plus the sum of the dollar amount of Huntington’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. Huntington’s SCB requirement is 2.5%. Huntington submitted its 2025 Capital Plan to the Federal Reserve for supervisory review, as required by the April 5, 2025 deadline. The Federal Reserve informed Huntington that, effective October 1, 2025, its SCB requirement associated with its 2025 Capital Plan is the prescribed minimum SCB of 2.5%, the same SCB requirement Huntington received in 2024. As a Category IV banking organization, Huntington is subject to the Federal Reserve’s supervisory-run stress test on a biennial basis. Although Huntington was not subject to, and did not elect to participate in, the Federal Reserve’s 2025 supervisory-run stress test, its SCB was reviewed for the dividend add-on component of the SCB but its SCB did not change. When Huntington becomes a Category III banking organization, the frequency of being required to participate in the Federal Reserve’s supervisory-run stress test would change from a biennial basis to an annual basis.
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
In April 2025, the Federal Reserve issued a notice of proposed rulemaking to amend its capital planning and stress testing framework applicable to large banking organizations, including Huntington. The proposal would average stress test results over two consecutive years to reduce volatility in the SCB requirement that results from the stress test. The proposal would also modify the annual effective date of the SCB requirement from October 1 to January 1 of the following year to provide banking organizations with additional time to incorporate the results of the stress test into capital planning and management.
2025 Form 10-K 17

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
Huntington’s ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. As discussed in the Capital Planning section above, in general, a BHC may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. Additionally, all of Huntington’s preferred stock outstanding has preference over its common stock with respect to payment of dividends.
Huntington and the Bank must maintain the applicable capital buffer requirements to avoid becoming subject to restrictions on capital distributions, including dividends. For more information on the capital buffer requirements, see the SCB Requirements and the Regulatory Capital Requirements sections above.
The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for a BHC to pay dividends unless its net income is sufficient to fund the dividends and its expected rate of earnings retention is consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Volcker Rule
Under the Volcker Rule, we are prohibited from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations, as well as permit certain ownership interests in certain types of covered funds to be retained. They also permit the offering and sponsoring of covered funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities, such as Huntington. We have put in place the compliance programs required by the Volcker Rule, and any holdings in illiquid covered funds are in compliance with the Volcker Rule.
Resolution Planning
Huntington does not exceed $250 billion total average consolidated assets, therefore, Huntington is not required to submit a 165(d) Resolution Plan to the Federal Reserve and the FDIC. Once Huntington exceeds $250 billion in total average consolidated assets, Huntington will be required to submit to the Federal Reserve and the FDIC every three years a 165(d) Resolution Plan for its orderly resolution in the event it faces material financial distress or failure, with submissions alternating between a full resolution plan and a targeted resolution plan. Following review of a plan, the Federal Reserve and the FDIC may jointly determine that a 165(d) Resolution Plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. If Huntington were to fail to adequately address deficiencies jointly identified by the Federal Reserve and FDIC in a timely manner, it may be subject to more stringent capital, leverage, or liquidity requirements, or restrictions on growth, activities, or operations.
18 Huntington Bancshares Incorporated

As an insured depository institution, the Bank is required to file its own resolution plan with the FDIC. In June 2024, the FDIC adopted a final rule to modify the required frequency and informational content of IDI Resolution Plans, which are applicable to insured depository institutions with $50 billion or more in total assets, including the Bank, and describe the insured depository institution’s strategy for a rapid and orderly resolution in the event of material financial distress or failure. As a result of the final rule, the Bank will be required to submit to the FDIC full IDI Resolution Plans every three years and interim targeted information between full resolution plan submissions. In addition, the final rule introduced a credibility standard that will be used to evaluate full IDI Resolution Plan submissions. If the FDIC finds an IDI Resolution Plan to be not credible, it could subject the insured depository institution to an enforcement action. The Bank submitted its first full IDI Resolution Plan under the final rule on July 1, 2025. The Bank will submit an interim supplement in 2026.
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
Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between a bank and its holding company and companies that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms and cannot exceed certain amounts which are determined with reference to the Bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. The coverage and scope of these requirements apply to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.
2025 Form 10-K 19

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
Heightened Governance and Risk Management Standards
The OCC has published guidelines to set expectations for the governance and risk management practices of national banks with total assets equal to or greater than $50 billion, including the Bank. The guidelines require covered institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. As discussed in the “Risk Management and Capital” section of the MD&A, the Bank currently has a written governance framework and associated controls.
On December 23, 2025, the OCC issued a notice of proposed rulemaking that would increase the threshold at which the heightened standards apply from $50 billion to $700 billion in total assets. If finalized as proposed, the Bank would no longer be subject to the OCC's heightened standards unless the OCC made a determination to apply some or all of the heightened standards to the Bank.
Anti-Money Laundering
The Bank Secrecy Act, as amended by the Patriot Act and Anti-Money Laundering Act of 2020, contains anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions such as depository institutions to undertake activities, including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to implement compliance policies, procedures, and internal controls, provide its employees with AML training, designate an AML compliance officer, and undergo periodic independent auditing and testing to assess the effectiveness of its AML program, among other requirements. The Bank has implemented an AML compliance program, including policies, procedures, and internal controls that are designed to comply with these AML requirements. Bank regulators continue to focus their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs, including the Bank’s. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.
The Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping, and reporting requirements that the Bank Secrecy Act imposes on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
20 Huntington Bancshares Incorporated

OFAC Regulation
OFAC is the primary U.S. regulatory authority responsible for administering economic sanctions that affect transactions with designated foreign countries and territories, nationals, and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country or territory, and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country or territory; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country or territory, or other sanctioned individuals or entities, have an interest by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of blocked or designated persons, organizations, and entities, including the Specially Designated Nationals and Blocked Persons List. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences. Other jurisdictions and multilateral bodies also administer and impose sanctions.
Cybersecurity and Data Privacy
Federal and state legislation and regulations contain extensive cybersecurity and data privacy provisions. Our regulatory agencies including the CFPB, FDIC, Federal Reserve, and OCC also have oversight over us, the Bank, and our subsidiaries with respect to cybersecurity and data privacy. Huntington and its subsidiaries are subject to the rules and regulations promulgated under the authority of the CFPB and Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to cybersecurity and data privacy. Further, the GLBA, and its regulations such as Regulation P and Regulation S-P, require financial institutions to disclose their data privacy policies and practices relating to sharing personal information and enables retail customers to opt out of our ability to share their personal information with unaffiliated third parties under certain circumstances. The GLBA and its regulations require financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. An amendment to Regulation S-P, was adopted by the SEC on May 16, 2024 and requires registered investment advisers and broker-dealers to, among other things, adopt and implement an incident response program as part of their formal cybersecurity policies and procedures and report data breaches to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization within 30 days of becoming aware of such data breach. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. Moreover, the U.S. Congress has recently considered, and will likely in the future consider, various proposals for more comprehensive cybersecurity and data privacy legislation, to which we may be subject if passed.
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
2025 Form 10-K 21

The CISA is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions, and empowers the CISA Agency to oversee this information-sharing process. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks or other information or security breaches. The law includes liability protections for companies that share cyber-threat information with third parties so long as such sharing activity is conducted in accordance with the CISA. Although the CISA originally expired on September 30, 2025 and was temporarily reauthorized to remain in effect through January 30, 2026, the long-term status of the CISA remains uncertain pending further action by the U.S. Congress. In addition, the enactment of the CIRCIA in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the CISA Agency within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA Agency proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators. Although the CIRCIA originally required the CISA Agency to finalize its regulations by October 4, 2025, the CISA Agency has extended such deadline to May 2026.
In addition, the Federal Reserve, OCC, and FDIC require, among other things, a banking organization to notify its primary federal regulator as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade, or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit, or franchise value, or pose a threat to the stability of the U.S. financial sector.
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
Our cybersecurity and data privacy policies and procedures for the protection of personal information are in effect across all businesses and geographic locations as applicable. See Item 1C: Cybersecurity for a discussion of our cybersecurity risk management and strategy and cybersecurity governance framework.
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
22 Huntington Bancshares Incorporated

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
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. On December 16, 2025, the FDIC issued an interim final rule providing that the FDIC will collect the special assessment over an initial seven quarters of the collection period, which began in the second quarter of 2024, at a quarterly rate of 3.36 basis points, and reduce the rate which the special assessment will be collected in the eighth collection quarter, which will have an invoice payment date of March 30, 2026, to 2.97 basis points. Under the interim final rule, upon termination of the FDIC’s receiverships of Silicon Valley Bank and Signature Bank, the FDIC will either provide an offset to insured depository institutions, if the special assessment amount then-collected exceeds losses, or collect from insured depository institutions a one-time final shortfall special assessment, if losses exceed the special assessment amount then-collected. In addition, the FDIC will provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if, following the final resolution of litigation between the FDIC and SVB Financial Trust, the total amount collected through the special assessment exceeds the loss estimate at that time.
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
In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. In July 2025, the federal banking agencies issued a notice of proposed rulemaking, which, if finalized, would rescind the CRA final rule issued in October 2023 and reinstate that CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.
2025 Form 10-K 23

Debit Interchange Fees
We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including the Bank, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These fees impose requirements regarding routing and exclusivity of electronic debit transactions. As an issuer with over $10 billion in assets, the Bank is subject to, and in compliance with, Regulation II, which requires, among other things, that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks.
In October 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, the Federal Reserve would set the components of the maximum interchange fee to amounts lower than those in the currently applicable Regulation II. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers.
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
In May 2025, President Trump signed a Congressional Review Act resolution that overturned the CFPB’s December 2024 final rule, which would have taken effect October 1, 2025 and imposed certain requirements on overdraft fees, similar to those that apply to credit cards, unless the financial institution limited the amount of overdraft fees to the higher of the amount of costs and losses to provide overdraft services or $5.00.
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
24 Huntington Bancshares Incorporated

Governance and Ethics
With oversight from our Board of Directors and in furtherance of our business strategy, we are committed to implementing strong Corporate Responsibility practices. The following represents our integrated governance structure with respect to Corporate Responsibility:

Board of Directors
Nominating and Corporate Governance Committee	Audit Committee	Human Resource and Compensation Committee	Technology Committee	Risk Oversight Committee
ò
CEO/Executive Leadership Team
Risk Management Committee		Disclosure Review Committee
Each Board-level committee provides oversight of Corporate Responsibility matters as it pertains to their specific areas of expertise and focus. Further, Corporate Responsibility is incorporated throughout our risk management structure.
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
At the end of 2025, our Board consisted of 12 directors, comprised of our Chairman/President/CEO of Huntington Bancshares Incorporated and President/CEO of Huntington National Bank, our Huntington National Bank Chairman, and 10 independent directors. In connection with the Cadence acquisition, we appointed three new directors, all former directors of Cadence, including two independent directors. Our key risk and governance committees are comprised of a minimum of three independent directors and are chaired by an independent director with the knowledge and expertise to lead the committee. Each year, the Board evaluates its leadership organization to ensure it is best structured to provide oversight of the Company and execute against our strategy objectives.
Corporate Responsibility and Sustainability Executive
Our Corporate Responsibility and Sustainability Executive, who reports to our General Counsel, is responsible for advancing the enterprise corporate responsibility strategy and facilitating its implementation at the business levels, driving a consistent understanding of the strategy throughout the Company, leading regulatory compliance efforts, and overseeing goal setting (when appropriate), reporting, and monitoring. The Corporate Responsibility and Sustainability Executive also identifies innovation and advancement opportunities aligned with strategic planning.
Chief Risk Officer
Our Chief Risk Officer is responsible for providing regular updates on risk management issues to the Board’s Risk Oversight Committee, which could include climate-related credit risks.
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
2025 Form 10-K 25

In June 2021, we made a five-year $40 billion commitment toward our Community Plan to strengthen small businesses and foster opportunity throughout our footprint. Our Community Plan was developed to support communities by enabling and improving financial opportunities for people, businesses, and neighborhoods through commitments focusing on increasing lending, investing, and services to address areas of need. We have exceeded our commitment through 2025.
Environmental
Huntington supports environmental stewardship, including our commitment to reducing our reliance on natural resources. Our path to a more sustainable future is guided by our environmental and climate strategies, transitioning to renewable sources of energy, improving our energy efficiency, maintaining our renewable energy financing capabilities, and preparing for future regulatory and reporting requirements.
We report our commitment to environmental stewardship in our annual Climate Report, which can be found on our Investor Relations website under the heading “Corporate Responsibility”. The contents of our website, including our Climate Report, are not incorporated by reference into this report.
Human Capital and Inclusion
Huntington aspires to be a Category of One financial services institution: an organization that uniquely combines its culture and performance. Huntington had 20,424 average full-time equivalent colleagues during 2025, whom we encourage to support a shared purpose of making our colleagues’ and customers’ lives better, helping businesses thrive, and strengthening the communities we serve. We believe that our culture enriches the experience of colleagues, enhances our ability to perform as a company, and makes us a destination employer.
We engage with our colleagues to gain valuable feedback on a wide range of subjects related to the experience of working at Huntington, with a strategic focus on culture, trust, and engagement. We value the feedback colleagues choose to share and use the information which focuses on four key areas:
•Engagement
•Development
•Retention, and
•Attraction of talent
Engagement
At Huntington, we have highly engaged colleagues committed to looking out for each other and our customers with a balanced focus on “what we do” and “how we do it.” This synergy has proven to positively impact colleague performance and satisfaction. 2025 marked the eleventh consecutive year we conducted a company-wide engagement survey to measure our colleagues’ experience with a strategic focus on culture, trust, and engagement – and the results were reaffirming. In 2025, 85%, 83%, and 83% of colleagues responded favorably on trust, culture, and engagement, respectively. These results place Huntington in the top quartile of favorability for Culture and Trust among our benchmark peer group. 82% of colleagues responded they would recommend Huntington as a great place to work.
The annual company-wide engagement survey is just one element of our continual colleague feedback program, which includes a variety of listening strategies and surveys. These surveys enhance leader understanding of the colleague experience, position Huntington to respond to colleague needs, and provide strong support to colleagues as they deliver performance in the spirit of our Purpose and Values.
At Huntington, living our shared Purpose extends beyond our daily work. We believe that building connections between colleagues, their families, and our communities creates a meaningful, fulfilling, and inclusive colleague experience. During 2025, Huntington colleagues provided nearly 30,000 volunteer hours to approximately 1,200 organizations across our footprint, including foodbanks, homeless shelters, local schools, senior housing, and afterschool programs.
Our commitment to creating an inclusive environment involves embracing different skills, backgrounds, and perspectives, both in our communities and at work. We execute this strategy in multiple ways, including community engagement and through Inclusion Councils, Business Resource Groups, and Communities of Practice to support our commitment to engage, develop, retain, and attract talent.
26 Huntington Bancshares Incorporated

Development
We have created specialized programs to help our colleagues grow and develop. These programs include an online library that allows colleagues to take ownership of their development via direct access to role-based content. The content is divided into three key areas of development: learning and growth, maximizing performance, and protecting the company. During 2025, colleagues at Huntington completed over 500,000 training hours. Huntington also provided several top talent development programs so that colleagues may further develop and accelerate their career growth. Additionally, we offer our full-time colleagues the ability to obtain post-secondary education with reimbursement of eligible tuition, including through two arrangements where tuition is reimbursed in advance. In addition to these programs, Huntington has also launched a program to capture the skills of all colleagues and match colleagues to internal job opportunities based on those skills.
Retention
Huntington is committed to maintaining a culture where everyone feels welcome, safe, and respected - empowering colleagues to perform at their best. With respect to pay, Huntington offers a minimum hourly rate of $21 per hour and competitive wages at all levels of the organization that we regularly benchmark against the marketplace. Our compensation structure includes benefit plans and programs focused on multiple facets of well-being, including physical, mental, and financial wellness. We also offer Workplace Flex, a program designed to help colleagues to achieve a healthy balance between work and life outside of work. The program includes, when available and appropriate: flexible scheduling (staggered hours, compressed workweeks, part-time schedules, and job-sharing), flexible work location (remote and in-office), and both health and financial wellness support beyond the basic medical/visual/dental programs (adoption and fertility, parental leave, on-site fitness and fitness discounts, mental health and financial counseling services, and support for chronic conditions).
We continue to identify and implement effective practices to promote pay equity, in compliance with laws. Huntington conducts a pay equity analysis annually, evaluating pay for colleagues performing the same work, designed to ensure equity.
Huntington’s inclusive and caring culture is one of the ways we continue to position Huntington as the country’s leading people-first, customer-centered bank.
Collectively, these strategies create a colleague experience that entices colleagues to stay and fulfill their goals with Huntington.
Attraction of Talent
We are dedicated to attracting highly talented colleagues and becoming a destination employer. We embrace a talent attraction model that supports our mission to provide every candidate and hiring manager with an exceptional experience that aligns with our people-first culture. Our Purpose Driven Hiring process is integrated into our leadership development program, which is designed for new leaders within their first 90 days of employment. Purpose Driven Hiring supports our approach to hiring for alignment with Huntington’s leadership behaviors, values, and skills, creating a streamlined, repeatable process that promotes fair treatment for all. We have made investments, including revamping our career site and leveraging a candidate management platform, to enhance communication that elevates the hiring experience for candidates, hiring managers, and recruiters alike. These practices will allow us to secure highly talented colleagues that will help shape our future.
Available Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains a website that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the website is http://www.sec.gov. The reports and other information, including any related amendments, filed by us with, or furnished by us to, the SEC are also available free of charge on the Investor Relations portion of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The address of the website is http://www.ir.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report. Our reports, proxy statements, and other information about us is also available for inspection at the offices of the Nasdaq National Market at 33 Whitehall Street, New York, New York 10004.
2025 Form 10-K 27

Item 1A: Risk Factors
Risk Factors Summary
The following is a summary of material risks that could adversely affect Huntington’s business, financial condition, results of operation, or business.
Credit Risks
•Our ACL level may prove to not be adequate or be negatively affected by credit risk exposures, which could adversely affect our net income and capital.
•Weakness in economic conditions could adversely affect our business.
•Our emphasis on commercial lending may expose us to increased lending risks.
Market Risks
•Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have an adverse impact on our cash flows, financial condition, results of operations, and capital.
•Inflation could negatively impact our business, our profitability, and our stock price.
•Industry competition may have an adverse effect on our success.
Liquidity Risks
•Changes in Huntington’s financial condition or in the general banking industry, or changes in interest rates, could result in a loss of depositor confidence.
•We are a holding company and depend on dividends from our subsidiaries for liquidity needs.
•If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.
•A reduction in our credit rating could adversely affect our access to capital and could increase our cost of funds.
•Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.
Operational Risks
•Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our operations, liquidity, and financial condition, as well as cause legal or reputational harm.
•We face risks from cyber-attacks and other information or security breaches, including denial of service attacks, hacking, social engineering attacks targeting our colleagues, contractors, and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential, proprietary, personal and other information, any of which could adversely affect our business or reputation, and create significant legal and financial exposure.
•We face significant operational risks which could lead to financial loss, expensive litigation, and loss of confidence by our customers, regulators, and capital markets.
•We grow our business in part by acquiring, from time to time, other financial services businesses and businesses with technologies or other assets valuable to us. Acquisitions present several risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into Huntington after closing.
•Failure to maintain effective internal controls over financial reporting could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and our stock price.
•We rely on quantitative models to measure risks and to estimate certain financial values.
•We rely on third parties to provide key components of our business infrastructure.
28 Huntington Bancshares Incorporated

•Changes in accounting policies, standards, and interpretations could affect how we report our financial condition and results of operations.
•Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
•Climate change manifesting as physical or transition risks could adversely affect our operations, businesses, and customers.
•We use AI in connection with our business and operations, which exposes us to inherent risks that may expose us to material harm.
Compliance Risks
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
•The resolution of significant pending litigation, if unfavorable, could have an adverse effect on our results of operations for a particular period.
•Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss.
•Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
Strategic Risks
•We operate in a highly competitive industry which depends on our ability to successfully execute our strategic plan and adapt our products and services to evolving industry standards and consumer preferences.
•We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
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
Reputational Risk
•Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
Cadence Merger Risks
•We are expected to incur substantial costs related to the Cadence Merger and integration.
•Combining Huntington and Cadence may be more difficult, costly or time consuming than expected and Huntington and Cadence may fail to realize the anticipated benefits of the Cadence Merger.
•The future results of the combined company following the Cadence Merger may suffer if the combined company does not effectively manage its expanded operations.
•The combined company may be unable to retain Huntington or Cadence personnel successfully.
2025 Form 10-K 29

The risks and uncertainties listed below present risks that could have a material impact on Huntington’s financial condition, results of operations, or its business. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. The risks and uncertainties described below are not the only ones Huntington faces. Additional risks and uncertainties not presently known to Huntington or that Huntington believes to be immaterial may also adversely affect its business. Additionally, refer to factors set forth under the caption “Forward-Looking Statements.” For more information on how we manage risks, see discussion in the “Risk Management” section of our MD&A.
In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could negatively impact our business, future results of operations, and future cash flows materially.
Credit Risks:
Our ACL level may prove to not be adequate or be negatively affected by credit risk exposures, which could adversely affect our net income and capital.
Our business depends on the creditworthiness of our customers. Our ACL of $2.7 billion at December 31, 2025, represented management’s estimate of the current expected losses in our loan and lease portfolio (ALLL), as well as our unfunded lending commitments (AULC). We regularly review our ACL for appropriateness. In doing so, we consider probability of default, loss given default, and exposure at default depending on economic parameters for each month of the remaining contractual term of the credit exposure. The economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. There is no certainty that our ACL will be appropriate over time to cover lifetime losses of the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
In addition, regulatory review of risk ratings and loan and lease losses may impact the level of our ACL and could have a material adverse effect on our financial condition and results of operations.
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
30 Huntington Bancshares Incorporated

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
Our emphasis on commercial lending may expose us to increased lending risks.
At December 31, 2025, 60% of our loan portfolio was comprised of loans in our commercial loan portfolio, which includes commercial and industrial loans, commercial real estate loans, and lease financing. While commercial loans are generally more interest rate sensitive and carry higher yields than residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depend on the income stream of the borrowers or successful operation of the property. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. At December 31, 2025, we had $1.7 billion of reserves specifically allocated to loans in our commercial loan portfolio. We also monitor loan concentrations on an individual relationship and industry wide basis to evaluate the amount of risk we have in our loan portfolio.
Market Risks:
Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have an adverse impact on our cash flows, financial condition, results of operations, and capital.
Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, the Federal Reserve’s monetary policies, including changes in the federal funds rate and increasing or reducing the size of its balance sheet, may also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, our net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, our net interest income could be adversely impacted.
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
2025 Form 10-K 31

Certain investment securities, notably mortgage-backed securities, are sensitive to rising and falling interest rates. Generally, when rates rise, prepayments of principal and interest will decrease, and the duration of mortgage-backed securities will increase. Conversely, when rates fall, prepayments of principal and interest will increase, and the duration of mortgage-backed securities will decrease. In either case, interest rates have a significant impact on the value of mortgage-backed securities.
MSR fair values are sensitive to movements in interest rates, as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise.
In addition to volatility associated with interest rates, the Company also has exposure to equity markets related to the investments within our benefit plans and other income from client-based transactions.
Inflation could negatively impact our business, our profitability, and our stock price.
Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention. Additionally, inflation may lead to a decrease in consumer and clients’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could also result in missed earnings and budgetary projections causing our stock price to suffer.
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
32 Huntington Bancshares Incorporated

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
We are a holding company and depend on dividends from our subsidiaries for liquidity needs.
Huntington is an entity separate and distinct from the Bank. The Bank conducts most of our operations, and Huntington depends upon dividends from the Bank to service Huntington’s operating costs and to pay dividends to Huntington’s shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition, including liquidity and capital adequacy of the Bank, and other factors, that the OCC could limit the payment of dividends or other payments to Huntington by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred and Common Stock could have a material adverse effect on the market price of our Preferred and Common Stock. Additional information regarding dividend restrictions is provided in Item 1: Business - “Regulatory Matters.”
If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.
Wholesale funding sources can include securitization, federal funds purchased, securities sold under repurchase agreements, brokered deposits, and long-term debt. The Bank is also a member of the FHLB, which provides members access to funding through advances collateralized with mortgage-related assets. We maintain a portfolio of highly rated, marketable securities that is available as a source of liquidity.
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
2025 Form 10-K 33

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. For example, global conflicts (including the continuing conflicts involving Ukraine and the Russian Federation and those in the Middle East) or other similar events, as well as government actions or other restrictions in connection with such events, and trade negotiations between the U.S. and other nations could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global supply chain disruptions may cause prolonged inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.
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
Our financial, accounting, data processing, backup, or other operational or security systems and infrastructure may also fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions, provide services, or otherwise conduct business. Such events may include: sudden increases in customer transaction volume; electrical, telecommunications, or other major service outages; disruptions in client access to our digital platforms and mobile applications; disease pandemics; cyber-attacks or other information or security breaches; software or hardware failures; and events arising from local or larger scale political or social matters, including wars and terrorist attacks. Additional events beyond our control that could impact our business directly or indirectly include natural disasters such as wildfires, earthquakes, and weather events, including tornadoes, hurricanes, and floods. Neither the occurrence nor the potential impact of these events can be predicted, and the frequency and severity of weather events may be impacted by climate changes. In addition, we may need to take our systems or infrastructure off-line if they become subject to a cyber-attack or other information or security breach, such as becoming infected with malware or a computer virus.
34 Huntington Bancshares Incorporated

We frequently update our systems and infrastructure to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. These updates entail significant costs and create risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems and infrastructure, security monitoring, and retaining and training personnel required to operate our systems and infrastructure also entail significant costs. For more information regarding the Company’s process for assessing, identifying, and managing material risks from cybersecurity threats, refer to Item 1C: Cybersecurity. There can be no guarantee that our updates to our systems and infrastructure or any other measures we take in order to prevent, mitigate or remediate any disruption, compromise or failure of our systems or infrastructure will be successful, adequate or otherwise result in our intended outcomes. For example, in the event that backup systems are utilized, they may not process data as quickly as our primary systems, and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup systems and infrastructure and other safeguards with respect to third-party systems or infrastructure is more limited than with respect to our own systems and infrastructure. Even when a disruption, compromise, or failure is prevented, mitigated, or remediated in a timely manner, doing so may require substantial resources and management attention or other actions that could adversely affect customer satisfaction or retention, as well as harm our reputation. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms, or at all, or that our insurers will not deny coverage to any future claim. Operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm.
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
We, along with our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks or other information or security breaches. These cyber-attacks or other information or security breaches include computer viruses, denial of service attacks, hacking, social engineering attacks (including phishing and smishing attacks) targeting our colleagues, contractors, and customers, malware intrusion or data corruption attempts, ransomware, improper access by employees or contractors, identity theft, and other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, destruction, or other processing of confidential, proprietary, personal, and other information of ours, our employees, our customers, or of third parties, damage our systems and infrastructure or otherwise materially disrupt our, our customers’, or other third parties’ network access or business operations. As cyber-attacks or other information or security breaches continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or cyber-attacks or other information or security breaches. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such cyber-attacks or other information or security breaches, which may result in material losses or consequences for us.
2025 Form 10-K 35

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, including AI, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of cyber threat actors, such as organized crime affiliates, terrorist organizations, state-sponsored actors, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage, any of whom may enhance their efforts through the use of AI. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber-attacks and ransomware are both increasing in sophistication and prevalence. Targeted social engineering and email attacks (i.e., “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, contractors, customers, clients, or other users of our systems and infrastructure to disclose sensitive information in order to gain access to our, our customers’, or our clients’ systems and infrastructure, or the confidential, proprietary, personal, or other information stored or processed thereon. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber threat actors change frequently, may not be recognized until launched, and may not be recognized until well after a cyber-attack or other information or security breach has occurred. The speed at which new vulnerabilities are discovered and exploited, often before security patches are published, continues to rise. Remote work further increases the risk that we may experience cyber-attack or other information or security breaches as a result of our colleagues, contractors, and other third parties with which we do business or upon which we rely working remotely on less secure systems and environments.
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
Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack or other information or security breach on our systems or infrastructure has been successful, whether or not this perception is correct, may damage our reputation with customers, clients, and third parties with which we do business. Risks related to the hacking of confidential, proprietary, personal, and other information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of our cybersecurity measures could cause us serious negative consequences, including: loss of customers, clients, and business opportunities; costs associated with maintaining business relationships after a cyber-attack or other information or security breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential, proprietary, personal, and other information, intellectual property, funds, and/or those of our customers or clients; or damage to our, our customers’, our clients’, and/or third parties’ systems or infrastructure. The occurrence of any of these events could result in a violation of applicable data privacy laws and regulations and other laws and regulations, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our cybersecurity measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity, and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a major cyber-attack or other information or security breach. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage to any future claim.
36 Huntington Bancshares Incorporated

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
Moreover, negative public opinion can result from our actual or alleged conduct in any number of activities, including relating to our customers, products, and business practices; corporate governance; acquisitions; and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can also expose us to litigation and regulatory action.
We grow our business in part by acquiring, from time to time, other financial services businesses and businesses with technologies or other assets valuable to us. Acquisitions present several risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into Huntington after closing.
Acquisitions of other companies or of financial assets, deposits, and other liabilities present risks and uncertainties to us, in addition to those presented by the nature of the business acquired, which may materially and adversely affect our results of operations. Many of the same risks arise when we engage in strategic partnerships. Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing and integration, may be limited to the extent that we cannot gather necessary or desirable information with respect to the business we are acquiring. We may also make certain assumptions related to an acquisition that may prove to be inaccurate and that may limit the anticipated benefits (such as cost savings from synergies or strategic gains from being able to offer enhanced product sets) or make the acquisition more expensive or take longer to complete and integrate than anticipated. Prior to closing, prospective acquirees are also subject to their own risks that we cannot manage or control. Our ability to complete an acquisition may be dependent on regulatory agencies with responsibilities for reviewing or approving the transaction, which could delay, restrictively condition, or result in denial of an acquisition, or otherwise limit the benefits of the acquisition. Changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to promote competition or limit systematic risk and the potential for a financial institution to become too big to fail, may also limit our ability to complete an acquisition.
Acquisitions have their own risks that could impact the success of an acquisition and its integration into Huntington, such as:
•If a significant aspect of the value of the transaction is intellectual property, the extent to which the intellectual property may be utilized or protected and commercialized by Huntington.
•If the acquisition includes loan portfolios, the extent of actual credit losses and the required allowance for credit losses following completion of the acquisition.
•If the acquisition involves entering into new businesses or geographic or other markets, potential limitations on our ability to take advantage of those opportunities because of our inexperience with respect to them.
•The results of litigation and governmental investigations that may be pending at the time of the acquisition or that may be filed or commenced thereafter, because of an acquisition or otherwise, which are often hard to predict.
•Operational and compliance issues at an acquiree may not be fully identified or remediated until after the acquisition closes, potentially resulting in increased costs or penalties.
2025 Form 10-K 37

•Models used by an acquiree, such as for capital planning and credit loss accounting, may be designed or implemented in a manner different than at Huntington, and our necessary reliance on these for a period of time, could materially impact our financial position or results of operations to the extent that our estimates based on these models are inaccurate.
•Enterprise risk management systems, policies, and procedures may be different and less mature than those of Huntington, and our necessary reliance on those for a period of time may limit our ability to identify, monitor, manage, and report risks, or subject us to heightened regulatory, legal, operational, or reputational risk.
After closing, the success of an acquisition is partially dependent on our ability to retain and expand upon the acquired company’s customer base. It is also frequently subject to risks related to human capital, including risks related to integrating the corporate culture of the acquired company and, to the extent being retained, the quality of leadership of the acquired company.
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
38 Huntington Bancshares Incorporated

We rely on third parties to provide key components of our business infrastructure.
We rely on third-party service providers, both domestically and offshore, to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third-party relationships with vendors and others, there are risks associated with such activities. When entering a third-party relationship, the risks associated with that activity are not passed to the third party but remain our responsibility. The Risk Oversight Committee of the Board of Directors provides oversight related to the overall risk management process associated with third-party relationships. Management is accountable for the review and evaluation of all new and existing third-party relationships. Management is responsible for ensuring that adequate controls are in place to protect us and our customers from the risks associated with vendor relationships.
Increased risk could occur based on poor planning, oversight, control, and inferior performance or service on the part of the third party and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third-party service providers, any problems caused by third-party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing a third-party service provider could also take a long period of time and result in increased expenses.
Changes in accounting policies, standards, and interpretations could affect how we report our financial condition and results of operations.
The FASB, regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations or positions on how these standards should be applied. Any such changes could affect how we report our financial conditions and results of operations.
For further discussion, see Note 2 - “Accounting Standards Update” to the Consolidated Financial Statements.
Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to Huntington, adversely impacting Huntington liquidity and ability to pay dividends to shareholders or repay debt. Assumptions affecting our goodwill impairment evaluation include earnings projections, the discount rates used in the income approach to measure fair value, and observed peer multiples used in estimating the fair value under the market approach. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, which in turn could impact our ability to pay dividends. At December 31, 2025, the book value of our goodwill was $6.0 billion, substantially all of which was recorded at the Bank. Any such write down of goodwill or other acquisition-related intangibles will reduce Huntington’s earnings, as well.
2025 Form 10-K 39

Climate change manifesting as physical or transition risks could adversely affect our operations, businesses, and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding, hurricanes, and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or supervisory expectations or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have established a formal climate risk program to embed climate risk considerations into our risk management processes across all established risk pillars, such as market, credit, and operational risks. While the timing and severity of climate change may not be entirely predictable and our risk management processes may not be effective in mitigating climate risk exposure, we continue to build capabilities to identify, assess, and manage climate risks.
We use AI in connection with our business and operations, which exposes us to inherent risks that may expose us to material harm.
We use AI in connection with our business and operations, including through the models we employ. AI is complex and rapidly evolving, and the introduction of AI, a relatively new and emerging technology in the early stages of commercial use, into our business and operations may subject us to new or heightened legal, regulatory, ethical, operational, reputational, or other risks. The models underlying AI may be incorrectly or inadequately designed or implemented and trained on, or otherwise use, data or algorithms that are, and output that may be, incomplete, inadequate, misleading, biased, poor-quality or otherwise flawed, any of which may not be easily detectable. Further, inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI could impair the acceptance of AI, including those incorporated in our business and operations. If the AI that we use is deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal and regulatory action, brand or reputational harm, or other adverse impacts on our business and financial results. Further, there can be no assurance that our use of AI will be successful in enhancing our business or operations, be successfully adopted and deployed by our colleague base, or otherwise result in our intended outcomes, and our competitors may incorporate AI into their businesses or operations more quickly or more successfully than us.
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
40 Huntington Bancshares Incorporated

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
Under the supervision of the CFPB, our consumer and business banking products and services are subject to heightened regulatory oversight and scrutiny with respect to compliance with consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions, and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. Also, federal and state regulators have been increasingly focused on sales practices of branch personnel, including taking regulatory action against other financial institutions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, require remuneration to our customers, trigger fines or penalties, limit the products or services we offer, limit the fees we are able to charge, require us to increase our prices and, therefore, reduce demand for our products, impose additional compliance costs on us, increase the cost of collection, cause harm to our reputation, or otherwise adversely affect our consumer businesses.
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
The Trump administration has sought to implement a regulatory reform agenda that is significantly different than that of the Biden administration. There have been changes in rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. The evolving regulatory and supervisory environment and uncertainty about the timing and scope of future laws, regulations, and policies may contribute to decisions we may make to suspend, reduce, or withdraw from existing businesses, activities, or initiatives, which may result in potential lost revenue or significant restructuring or related costs or exposures.
2025 Form 10-K 41

In addition, regulatory responses in connection with severe market downturns or unforeseen stress events may alter or disrupt our planned future strategies and actions. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole, and the general economic climate and U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. For example, during 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank, respectively. The failure of other banks and financial institutions and the measures taken by governments and regulators in response to these events, including increased regulatory scrutiny and heightened supervisory expectations, could adversely impact our business, financial condition, and results of operations.
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
42 Huntington Bancshares Incorporated

We share, use, collect, disclose and otherwise process personal information of our customers and counterparties, including, but not limited to, personal financial information. The sharing, use, collection, disclosure, and other processing of this type of information is governed by increasingly stringent and evolving legislation and regulations, the intent of which is to protect the privacy of personal information, including personal financial information. We may become subject to new legislation or regulations concerning cybersecurity and data privacy. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to change our business practices, policies, or systems or otherwise incur significant additional costs and expenses in order to comply.
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
Our success depends, in part, on our ability to successfully implement our strategic plan as well as adapt existing products and services and develop competitive new products and services demanded by our customers. The widespread adoption of technologies will continue to require substantial investments to modify or adapt existing products and services and to develop new products or services. Additionally, we may not be successful in executing our strategic plan, introducing new products or services, achieving market acceptance of new products or services, anticipating or reacting to customers changing preferences, or attracting and retaining loyal customers.
2025 Form 10-K 43

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
44 Huntington Bancshares Incorporated

Reputational Risk:
Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors, and employees is affected by our reputation. Significant harm to our reputation can arise from various sources, including officer, director, or employee misconduct, actual or perceived unethical behavior, conflicts of interest, security breaches, litigation or regulatory outcomes, compensation practices, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release, gathering, monitoring, misuse, loss, destruction or other processing of confidential, proprietary, personal, and other information due to cyber-attacks or other information or security breaches, disruptions, compromises or failures of our systems or infrastructure, perception of our corporate responsibility or environmental practices and disclosures, and the activities of our clients, customers, and counterparties, including vendors. Reputational risk related to corporate policies and practices on corporate responsibility and ESG topics is increasingly complex. Divergent ideological and social views may create competing stakeholder, legislative, and regulatory scrutiny that may impact our reputation or operations. In particular, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or our various stakeholders’ expectations. Such divergent, sometimes conflicting, views on corporate responsibility and ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation indirectly by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operation, and financial condition.
Cadence Merger Risks:
We are expected to incur substantial costs related to the Cadence Merger and integration.
We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Cadence Merger Agreement. These costs include legal, financial advisory, accounting, consulting and other advisory fees, public company filing fees and other regulatory fees and financial printing and other related costs.
We are expected to incur substantial costs in connection with the related integration of Cadence. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in us taking charges against earnings following the completion of the Cadence Merger, and the amount and timing of such charges are uncertain at present.
Combining Huntington and Cadence may be more difficult, costly or time consuming than expected and Huntington and Cadence may fail to realize the anticipated benefits of the Cadence Merger.
The success of the Cadence Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Huntington and Cadence. To realize the anticipated benefits and cost savings from the Cadence Merger, Huntington and Cadence must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If Huntington and Cadence are not able to successfully achieve these objectives, the anticipated benefits of the Cadence Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Cadence Merger could be less than anticipated, and integration may result in additional unforeseen expenses.
2025 Form 10-K 45

Prior to completion of the Cadence Merger on February 1, 2026, Huntington and Cadence operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors, and colleagues or to achieve the anticipated benefits and cost savings of the Cadence Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Huntington and Cadence during this transition period and for an undetermined period after completion of the Cadence Merger on the combined company.
The future results of the combined company following the Cadence Merger may suffer if the combined company does not effectively manage its expanded operations.
Following the Cadence Merger, the size of the business of the combined company will increase significantly beyond the current size of either Huntington’s or Cadence’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also become subject to higher regulatory and supervisory standards from governmental authorities as a result of the significant increase in the size of its business after the consummation of the Cadence Merger, which will cause Huntington to become subject to standards currently applicable to Category III banking organizations under the Federal Reserve’s Regulation YY, following the applicable transition period. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Cadence Merger.
The combined company may be unable to retain Huntington or Cadence personnel successfully.
The success of the Cadence Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by Huntington and Cadence. It is possible that these employees may decide not to remain with Huntington or Cadence, as applicable. If Huntington and Cadence are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Huntington and Cadence could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Bank and Cadence to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Huntington and Cadence may not be able to locate or retain suitable replacements for any key employees who leave any of the companies.
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
46 Huntington Bancshares Incorporated

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
A key part of Huntington’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, and other exercises focused on evaluating effectiveness. We regularly engage third parties to perform assessments on our cybersecurity measures, including cybersecurity maturity assessments and independent reviews of our cybersecurity control environment and operating effectiveness. The results of such assessments and reviews are reported to the Technology Committee and the Board when appropriate, and we adjust our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.
The Technology Committee oversees the management of risks from cybersecurity threats, including the policies, processes and practices that management implements to address risks from cybersecurity threats. The Board and the Technology Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and cybersecurity considerations arising with respect to peers and vendors. The Board and the Technology Committee are notified by the CEO regarding the occurrence of any potentially material cybersecurity incidents, including ongoing updates, when applicable. To keep the Technology Committee apprised of the continually shifting landscape, the Chief Information Security Officer provides updates to the Technology Committee on cybersecurity matters on at least a quarterly basis, and more frequently as necessary. The entire Board also participates in periodic cyber-related tabletop exercises.
Huntington’s Chief Information Security Officer is a member of our Information Technology Risk Committee, a management-level committee that is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across Huntington. The Chief Information Security Officer also works with members of the ELT, which includes our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Information Officer, and General Counsel.
2025 Form 10-K 47

The Chief Information Security Officer works collaboratively across Huntington to implement a program designed to identify and protect our information systems from cybersecurity threats and to promptly detect and respond to cybersecurity incidents. To facilitate this program, multi-disciplinary teams throughout Huntington are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with Huntington’s incident response plan. Through ongoing communications with these multi-disciplinary teams and across Huntington, the Chief Information Security Officer regularly monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents on an ongoing basis and reports such threats and incidents to the CEO, who then reports to the Technology Committee and the Board when appropriate, as discussed above.
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
While we, and the third parties with whom we work, have experienced cybersecurity incidents, as well as adverse impacts from such incidents, we have not experienced material losses or other material consequences resulting from cybersecurity incidents experienced by us or such third parties. However, we expect to continue to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity due to the evolving threat environment including the increasing use of AI by cyber threat actors, and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third parties, will not have a material adverse impact on the Corporation, including its business strategy, results of operations and/or financial condition.
Item 2: Properties
Both the Company’s and Bank’s headquarters are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 22%. The lease term expires in 2030, with six five-year renewal options for up to 30 years but with no purchase option. The Bank has an indirect minority equity interest of 18% in the building. Our commercial headquarters is located in the Detroit Tower, a twenty story office building, located in Detroit, Michigan. We lease the entirety of the building’s total office space available. The lease term expires in 2044, with four seven-year renewal options for up to 28 years with no purchase option. The Bank has no ownership interest in the building.
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
Item 4: Mine Safety Disclosures
Not applicable.
48 Huntington Bancshares Incorporated

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Global Stock Market under the symbol “HBAN.” As of February 1, 2026, we had 32,327 shareholders of record. Huntington did not have any unregistered sales of equity securities during the three months ended December 31, 2025.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Regulatory Matters” and in Note 23 - “Other Regulatory Matters” of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.
The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (iii) Keefe, Bruyette & Woods (KBW) Bank Index, for the period December 31, 2020, through December 31, 2025. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and many regional banks, including Huntington. An investment of $100 on December 31, 2020, and the reinvestment of all dividends, are assumed. The plotted points represent the cumulative total return on the last trading day of the fiscal year indicated.

$200
$175
$150
$125
$100
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
HBAN
S&P 500
KBW Bank Index

	2020	2021	2022	2023	2024	2025
HBAN	$100	$127	$122	$116	$155	$172
S&P 500	100	129	105	133	166	196
KBW Bank Index	100	138	109	108	148	196
In April 2025, our Board of Directors authorized the repurchase of up to $1.0 billion of our common shares. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board of Directors.
2025 Form 10-K 49

The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	—	$—	$1,000,000,000
November 1, 2025 to November 30, 2025	—	—	1,000,000,000
December 1, 2025 to December 31, 2025	—	—	1,000,000,000
Total	—	$—	$1,000,000,000
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly announced share repurchase authorizations.
For information regarding securities authorized for issuance under Huntington’s equity compensation plans, see Part III, Item 12.
Item 6:
[Reserved]
50 Huntington Bancshares Incorporated

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report. The forward-looking statements in this section and other parts of this report involve assumptions, risks, uncertainties, and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements” and those set forth in “Item 1A: Risk Factors”.
In this MD&A we refer to FTE net interest income and FTE total revenue. These financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. These financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the “Non-GAAP Financial Measures” within the “Additional Disclosures” section below.
EXECUTIVE OVERVIEW
Acquisitions and Divestitures
Veritex Acquisition
Effective October 20, 2025, Huntington completed the acquisition of Veritex Holdings, Inc. (“Veritex”), a bank holding company headquartered in Dallas, Texas, whereby Veritex merged with and into Huntington, with Huntington as the surviving entity. Upon completion of the merger, Huntington issued 107 million shares of its common stock to Veritex shareholders of record as of the merger date, in addition to 1 million shares issued upon the conversion of certain Veritex equity awards, resulting in total consideration from the transaction of $1.7 billion. Historical periods prior to October 20, 2025 reflect results of legacy Huntington operations. Subsequent to closing, results reflect all combined post-acquisition activity. For further information, refer to Note 3 - “Business Combinations” of the Notes to Consolidated Financial Statements.
Cadence Acquisition
Effective February 1, 2026, Huntington completed its previously announced acquisition of Cadence Bank (“Cadence”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, whereby Cadence merged with and into Huntington National Bank, with Huntington National Bank as the surviving bank. Under the terms of the agreement, Huntington issued 2.475 shares for each outstanding share of Cadence in a 100% stock transaction. Based on Huntington’s closing price of $17.48 as of January 30, 2026, the consideration is valued at approximately $8.1 billion. Each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence was converted into the right to receive 1/1000 of a share of a newly created 5.50% Series L Non-Cumulative Perpetual Preferred Stock of Huntington. As of December 31, 2025, Cadence had $54 billion in assets, including $37 billion in loans, and $44 billion in deposits.
2025 Form 10-K 51

2025 Financial Performance Review
Selected Financial Data

Table 1 - Selected Year-to-Date Income Statement Data
	Year Ended December 31,
		Change from 2024			Change from 2023
(amounts in millions, except per share data)	2025	Amount	Percent	2024	Amount	Percent	2023
Interest income	$10,310	$389	4%	$9,921	$1,005	11%	$8,916
Interest expense	4,319	(257)	(6)	4,576	1,099	32	3,477
Net interest income	5,991	646	12	5,345	(94)	(2)	5,439
Provision for credit losses	463	43	10	420	18	4	402
Net interest income after provision for credit losses	5,528	603	12	4,925	(112)	(2)	5,037
Noninterest income	2,175	135	7	2,040	119	6	1,921
Noninterest expense	5,015	453	10	4,562	(12)	—	4,574
Income before income taxes	2,688	285	12	2,403	19	1	2,384
Provision for income taxes	459	16	4	443	30	7	413
Income after income taxes	2,229	269	14	1,960	(11)	(1)	1,971
Income attributable to non-controlling interest	18	(2)	(10)	20	—	—	20
Net income attributable to Huntington	2,211	271	14	1,940	(11)	(1)	1,951
Dividends on preferred shares	124	(10)	(7)	134	(8)	(6)	142
Impact of preferred stock redemptions and repurchases	—	(5)	NM	5	13	NM	(8)
Net income applicable to common shares	$2,087	$286	16%	$1,801	$(16)	(1)%	$1,817
Average common shares—basic	1,479	28	2%	1,451	5	—%	1,446
Average common shares—diluted	1,505	29	2	1,476	8	1	1,468
Net income per common share—basic	$1.41	$0.17	14	$1.24	$(0.02)	(2)	$1.26
Net income per common share—diluted	1.39	0.17	14	1.22	(0.02)	(2)	1.24
Cash dividends declared per common share	0.62	—	—	0.62	—	—	0.62
Return on average assets	1.05%			0.99%			1.04%
Return on average common shareholders’ equity	10.8			10.4			11.2
Return on average tangible common shareholders’ equity (1)	15.7			15.7			17.6
Net interest margin (2)	3.13			3.00			3.19
Efficiency ratio (3)	59.9			60.5			61.0
Revenue and Net Interest Income—FTE (Non-GAAP)
Net interest income	$5,991	$646	12%	$5,345	$(94)	(2)%	$5,439
FTE adjustment (2)	65	12	23	53	11	26	42
Net interest income, FTE (non-GAAP) (2)	6,056	658	12	5,398	(83)	(2)	5,481
Noninterest income	2,175	135	7	2,040	119	6	1,921
Total revenue, FTE (non-GAAP) (2)	$8,231	$793	11%	$7,438	$36	—%	$7,402
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
(2)    Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(3)    Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
52 Huntington Bancshares Incorporated

Summary of Results
In 2025, we reported net income of $2.2 billion, or $1.39 per diluted common share, compared with net income in 2024 of $1.9 billion, or $1.22 per diluted common share. The current year reported net income was impacted by acquisition-related expenses totaling $168 million, or $129 million after tax, which reduced diluted earnings by $0.09 per common share.
Net interest income was $6.0 billion in 2025, an increase of $646 million, or 12%, from 2024. FTE net interest income, a non-GAAP financial measure, increased $658 million, or 12%, from 2024. The increase in FTE net interest income reflected a 13 basis point increase in the FTE NIM to 3.13% and a $13.9 billion, or 8%, increase in average earning assets, partially offset by a $12.9 billion, or 9%, increase in average interest-bearing liabilities. The NIM increase was primarily due to a decrease in the cost of funding, partially offset by a decrease in yields on earning assets and net hedging activity.
The provision for credit losses increased $43 million, or 10%, to $463 million for 2025. The ACL was $2.7 billion, or 1.83% of total loans and leases, at December 31, 2025, compared to $2.4 billion, or 1.88% of total loans and leases, at December 31, 2024. The increase in the ACL was driven by current year loan and lease growth, in addition to an ACL recorded for loans acquired in the Veritex transaction, partially offset by a decrease in the overall ACL coverage ratio.
Noninterest income was $2.2 billion, an increase of $135 million, or 7%, from the prior year, driven by a $24 million gain on the sale of a portion of our trust and custody business and increases in customer deposit and loan fees, wealth and asset management revenue, payments and cash management revenue, and capital markets and advisory fees, partially offset by an increase in net losses on sales of securities. Noninterest expense was $5.0 billion, an increase of $453 million, or 10%, from the prior year primarily due to higher personnel costs and outside data processing and other services, in addition to $168 million of acquisition-related expenses, partially offset by lower deposit insurance expense driven by a reduction in the amount of expense associated with the FDIC DIF special assessment due to ongoing adjustments to uninsured deposit losses by the FDIC.
Consolidated Balance Sheet and Capital Ratios
Total assets at December 31, 2025 were $225.1 billion, an increase of $20.9 billion, or 10%, compared to December 31, 2024. The increase in total assets was driven by $10.3 billion of organic loan growth and $9.3 billion of loans acquired as a result of the completion of the Veritex acquisition. Total liabilities at December 31, 2025 were $200.7 billion, an increase of $16.3 billion, or 9%, compared to December 31, 2024. The increase in total liabilities was largely driven by $10.8 billion of liabilities assumed as a result of the completion of the Veritex acquisition and organic deposit growth, partially offset by the run-off of certain higher-cost Veritex deposits.
The tangible common equity to tangible assets ratio increased to 7.1% at December 31, 2025, compared to 6.1% at December 31, 2024, primarily due to an increase in tangible common equity from earnings, net of dividends, an improvement in AOCI, and the net impact of the Veritex acquisition, partially offset by an increase in tangible assets. The CET1 risk-based capital ratio was 10.4% at December 31, 2025, down from 10.5% at December 31, 2024, with the decrease primarily due to an increase in risk-weighted assets and the CECL transition adjustment, partially offset by current period earnings, net of dividends.
2025 Form 10-K 53

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
Our 2025 results reflect strong growth across loans, deposits, and value-added fee services, supported by the combination of existing and new businesses, and our partnership with Veritex. Driven by our robust liquidity, capital, and credit, we continued to invest in building existing business relationships, adding new relationships, and expanding capabilities and expertise through both geographic expansion and the addition of new commercial verticals. Credit continues to perform well, consistent with our aggregate moderate-to-low risk appetite. We remain focused on driving our flywheel of value creation to deliver profitable growth and long-term value for our customers, colleagues, and shareholders.
Economy
Economic conditions remained overall healthy during the fourth quarter of 2025, demonstrating resilience despite uncertainty stemming from the longest government shutdown on record and disruptions in the availability of certain economic data. Financial markets reflected this underlying strength, with broad equity indices remaining near record levels and corporate credit spreads continuing to trade near historically tight levels. Trade policy developments, including the use of tariffs, remain an evolving factor for both financial markets and economic activity. While legal and geopolitical developments bear monitoring, market participants have demonstrated an ability to absorb these uncertainties, supported by generally favorable global financial conditions, even amid periods of increased volatility in select international markets.
At its December 2025 meeting, the Federal Reserve lowered the federal funds rate by 25 basis points, marking the third such reduction in 2025. The decision reflects the Federal Reserve’s confidence that inflation, while still above the stated 2% target, remains manageable over the medium term, and that a modest easing in the policy can help sustain economic expansion as labor market conditions normalize. With economic growth continuing at a healthy pace, monetary policy is increasingly viewed as well-positioned to support continued expansion.
Labor market conditions moderated during 2025, with the unemployment rate peaking at 4.5% before improving modestly to 4.4% at the end of the year. Despite some softening in the labor market, overall economic activity remained resilient, with real GDP expanding by 2.0%-2.3% through the first three quarters of 2025. The manufacturing sector showed signs of stabilization following a period of mild contraction and is well-positioned to benefit from renewed investment, supply-chain normalization, and technological advancement. The services sector continued its slow and steady expansion, reinforcing the durability of domestic demand. Consumer spending remained resilient throughout the year, driven by strong spending from higher income households. Looking ahead, government spending initiatives and tax provisions expected to take effect in early 2026 have further improved the economic outlook, leading many economists to reduce their assessed probability for a recession in 2026.
Legislative and Regulatory
A comprehensive discussion of legislative and regulatory matters affecting us can be found in Item 1: Business - “Regulatory Matters” section of this Form 10-K.
54 Huntington Bancshares Incorporated

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance on a consolidated basis. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”
For a discussion of our results of operations for 2024 versus 2023, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2024 Annual Report on Form 10-K, filed with the SEC on February 14, 2025.
Average Balance Sheet / Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans and leases and securities), and interest expense from funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free funds”, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on an FTE basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 21% tax rate. Information related to major components of our net interest income (FTE) and related yields are presented on the following table.

2025 Form 10-K 55

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis
	Year Ended December 31,
	2025			2024
	Average	Interest Income/Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (1)(2)	Balances	(FTE) (1)	Rate (1)(2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,989	$526	4.38%	$11,113	$598	5.38%	$876	8%
Securities:
Trading account securities	465	17	3.75	265	13	5.04	200	75
Available-for-sale securities:
Taxable	23,652	1,023	4.33	24,232	1,251	5.16	(580)	(2)
Tax-exempt	3,307	167	5.04	2,779	141	5.08	528	19
Total available-for-sale securities	26,959	1,190	4.41	27,011	1,392	5.15	(52)	—
Held-to-maturity securities—taxable	15,906	423	2.66	15,478	385	2.49	428	3
Other securities	899	47	5.28	789	42	5.33	110	14
Total securities	44,229	1,677	3.79	43,543	1,832	4.21	686	2
Loans held for sale	790	50	6.37	597	40	6.63	193	32
Loans and leases (3):
Commercial:
Commercial and industrial	61,468	3,769	6.13	52,426	3,321	6.33	9,042	17
Commercial real estate	11,698	788	6.74	11,935	907	7.60	(237)	(2)
Lease financing	5,479	365	6.67	5,190	336	6.47	289	6
Total commercial	78,645	4,922	6.26	69,551	4,564	6.56	9,094	13
Consumer:
Residential mortgage	24,585	1,031	4.20	23,956	943	3.94	629	3
Automobile	15,406	901	5.85	13,372	726	5.43	2,034	15
Home equity	10,239	743	7.25	10,088	780	7.73	151	1
RV and marine	5,869	317	5.40	5,979	310	5.19	(110)	(2)
Other consumer	1,943	208	10.63	1,557	181	11.61	386	25
Total consumer	58,042	3,200	5.51	54,952	2,940	5.35	3,090	6
Total loans and leases	136,687	8,122	5.94	124,503	7,504	6.03	12,184	10
Total earning assets	193,695	10,375	5.36	179,756	9,974	5.55	13,939	8
Cash and due from banks	1,413			1,397			16	1
Goodwill and other intangible assets	5,740			5,680			60	1
All other assets	9,915			9,427			488	5
Total assets	$210,763			$196,260			$14,503	7%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$45,368	$890	1.96%	$40,401	$858	2.12%	$4,967	12%
Money market deposits	62,137	1,825	2.94	54,702	1,994	3.64	7,435	14
Savings deposits	15,100	50	0.33	15,141	15	0.10	(41)	—
Time deposits	13,678	517	3.78	15,343	705	4.60	(1,665)	(11)
Total interest-bearing deposits	136,283	3,282	2.41	125,587	3,572	2.84	10,696	9
Short-term borrowings	1,215	50	4.11	1,147	69	5.99	68	6
Long-term debt	17,363	987	5.68	15,224	935	6.14	2,139	14
Total interest-bearing liabilities	154,861	4,319	2.79	141,958	4,576	3.22	12,903	9
Demand deposits—noninterest-bearing	29,495			29,479			16	—
All other liabilities	4,905			5,123			(218)	(4)
Total liabilities	189,261			176,560			12,701	7
Total Huntington shareholders’ equity	21,458			19,651			1,807	9
Non-controlling interest	44			49			(5)	(10)
Total equity	21,502			19,700			1,802	9
Total liabilities and equity	$210,763			$196,260			$14,503	7%
Net interest rate spread			2.57			2.33
Impact of noninterest-bearing funds on NIM			0.56			0.67
NII/NIM (FTE)		$6,056	3.13%		$5,398	3.00%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
56 Huntington Bancshares Incorporated

Table 2 - Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)
	Year Ended December 31,
	2024			2023
	Average	Interest Income/ Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (1)(2)	Balances	(FTE) (1)	Rate (1)(2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$11,113	$598	5.38%	$9,309	$492	5.30%	$1,804	19%
Securities:
Trading account securities	265	13	5.04	77	4	5.14	188	244
Available-for-sale securities:
Taxable	24,232	1,251	5.16	20,539	1,016	4.95	3,693	18
Tax-exempt	2,779	141	5.08	2,720	132	4.84	59	2
Total available-for-sale securities	27,011	1,392	5.15	23,259	1,148	4.93	3,752	16
Held-to-maturity securities—taxable	15,478	385	2.49	16,507	401	2.43	(1,029)	(6)
Other securities	789	42	5.33	933	53	5.70	(144)	(15)
Total securities	43,543	1,832	4.21	40,776	1,606	3.94	2,767	7
Loans held for sale	597	40	6.63	554	35	6.34	43	8
Loans and leases (3):
Commercial:
Commercial and industrial	52,426	3,321	6.33	49,640	2,991	6.03	2,786	6
Commercial real estate	11,935	907	7.60	13,140	972	7.40	(1,205)	(9)
Lease financing	5,190	336	6.47	5,128	289	5.63	62	1
Total commercial	69,551	4,564	6.56	67,908	4,252	6.26	1,643	2
Consumer:
Residential mortgage	23,956	943	3.94	22,990	825	3.59	966	4
Automobile	13,372	726	5.43	12,881	561	4.36	491	4
Home equity	10,088	780	7.73	10,156	760	7.48	(68)	(1)
RV and marine	5,979	310	5.19	5,650	271	4.79	329	6
Other consumer	1,557	181	11.61	1,362	156	11.53	195	14
Total consumer	54,952	2,940	5.35	53,039	2,573	4.85	1,913	4
Total loans and leases	124,503	7,504	6.03	120,947	6,825	5.64	3,556	3
Total earning assets	179,756	9,974	5.55	171,586	8,958	5.22	8,170	5
Cash and due from banks	1,397			1,576			(179)	(11)
Goodwill and other intangible assets	5,680			5,731			(51)	(1)
All other assets	9,427			8,663			764	9
Total assets	$196,260			$187,556			$8,704	5%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$40,401	$858	2.12%	$39,901	$703	1.76%	$500	1%
Money market deposits	54,702	1,994	3.64	44,958	1,365	3.04	9,744	22
Savings deposits	15,141	15	0.10	17,502	3	0.02	(2,361)	(13)
Time deposits	15,343	705	4.60	11,042	426	3.86	4,301	39
Total interest-bearing deposits	125,587	3,572	2.84	113,403	2,497	2.20	12,184	11
Short-term borrowings	1,147	69	5.99	3,081	179	5.81	(1,934)	(63)
Long-term debt	15,224	935	6.14	13,324	801	6.01	1,900	14
Total interest-bearing liabilities	141,958	4,576	3.22	129,808	3,477	2.68	12,150	9
Demand deposits—noninterest-bearing	29,479			33,985			(4,506)	(13)
All other liabilities	5,123			5,080			43	1
Total liabilities	176,560			168,873			7,687	5
Total Huntington shareholders’ equity	19,651			18,634			1,017	5
Non-controlling interest	49			49			—	—
Total equity	19,700			18,683			1,017	5
Total liabilities and equity	$196,260			$187,556			$8,704	5%
Net interest rate spread			2.33			2.54
Impact of noninterest-bearing funds on NIM			0.67			0.65
NII/NIM (FTE)		$5,398	3.00%		$5,481	3.19%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2025 Form 10-K 57

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Table 3 - Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)
	2025			2024
(dollar amounts in millions)	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
FTE basis (2)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Loans and leases	$725	$(107)	$618	$205	$474	$679
Investment securities	20	(179)	(159)	105	112	217
Other earning assets	64	(122)	(58)	110	10	120
Total interest income from earning assets	809	(408)	401	420	596	1,016
Deposits	288	(578)	(290)	289	786	1,075
Short-term borrowings	4	(23)	(19)	(116)	6	(110)
Long-term debt	125	(73)	52	116	18	134
Total interest expense of interest-bearing liabilities	417	(674)	(257)	289	810	1,099
Net interest income	$392	$266	$658	$131	$(214)	$(83)
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Calculated assuming a 21% tax rate.
Net Interest Income
Net interest income for 2025 was $6.0 billion, an increase of $646 million, or 12%, from 2024. FTE net interest income, a non-GAAP financial measure, increased $658 million, or 12%, from 2024. The increase in FTE net interest income reflected a 13 basis point increase in the FTE NIM to 3.13% and a $13.9 billion, or 8%, increase in average earning assets, partially offset by a $12.9 billion, or 9%, increase in average interest-bearing liabilities. The NIM increase was primarily due to a decrease in cost of funding, partially offset by a decrease in yields on earning assets and net hedging activity. The increases in average earning assets and interest-bearing liabilities included the impact of earning assets and interest-bearing liabilities acquired in connection with the Veritex transaction.
Average Balance Sheet
Average assets for 2025 were $210.8 billion, an increase of $14.5 billion, or 7%, from 2024. Average assets were impacted by the $12.0 billion of total assets acquired in connection with the Veritex transaction effective October 20, 2025. The increase in average assets was primarily due to increases in average loans and leases of $12.2 billion, or 10%, interest-earning deposits with banks of $876 million, or 8%, and total securities of $686 million, or 2%. The increase in average loans and leases, inclusive of acquired Veritex loans and leases, included growth in average commercial loans and leases of $9.1 billion, or 13%, and in average consumer loans of $3.1 billion, or 6%.
Average liabilities for 2025 were $159.8 billion, an increase of $12.7 billion, or 9%, from 2024. Average liability increases were also impacted by the Veritex acquisition. The increase in average liabilities was primarily due to an increase in average deposits of $12.9 billion, or 9%, driven by an increase in average interest-bearing deposits of $10.7 billion, or 9%, and an increase in average total debt of $2.2 billion, or 13%. The increase in average interest-bearing deposits was driven by increases in average money market deposits and interest-bearing demand deposits, partially offset by a decrease in average time deposits.
Average shareholders’ equity for 2025 was $21.5 billion, an increase of $1.8 billion, or 9%, from 2024, primarily due to earnings, net of dividends, the benefit from a decrease in average accumulated other comprehensive loss, and the impact of common stock issued in connection with the Veritex acquisition.
58 Huntington Bancshares Incorporated

Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ACL at levels appropriate to absorb our estimate of credit losses expected over the life of the loan and lease portfolio, securities portfolio, and unfunded lending commitments.
The provision for credit losses in 2025 was $463 million, an increase of $43 million, or 10%, from 2024. The increase in the provision for credit losses over the prior year was driven primarily by current year loan and lease growth, partially offset by a modest reduction in overall ACL coverage ratios in 2025.
The following table presents components of the provision for credit losses.

Table 4 - Provision for Credit Losses
	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Provision for loan and lease losses	$466	$361	$407
Provision (benefit) for unfunded lending commitments	—	57	(5)
Provision (benefit) for securities	(3)	2	—
Total provision for credit losses	$463	$420	$402
Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 5 - Noninterest Income
	Year Ended December 31,
		Change from 2024			Change from 2023
(dollar amounts in millions)	2025	Amount	Percent	2024	Amount	Percent	2023
Payments and cash management revenue	$664	$44	7%	$620	$35	6%	$585
Wealth and asset management revenue	409	45	12	364	36	11	328
Customer deposit and loan fees	390	56	17	334	22	7	312
Capital markets and advisory fees	346	19	6	327	79	32	248
Mortgage banking income	141	11	8	130	21	19	109
Insurance income	81	4	5	77	3	4	74
Leasing revenue	66	(13)	(16)	79	(33)	(29)	112
Net gains (losses) on sales of securities	(58)	(37)	NM	(21)	(14)	NM	(7)
Other noninterest income	136	6	5	130	(30)	(19)	160
Total noninterest income	$2,175	$135	7%	$2,040	$119	6%	$1,921
Noninterest income was $2.2 billion, an increase of $135 million, or 7%, from the prior year. Customer deposit and loan fees increased $56 million, or 17%, primarily reflecting higher loan commitment fees. Wealth and asset management revenue increased $45 million, or 12%, reflecting higher trust and investment management account income. Payments and cash management revenue increased $44 million, or 7%, reflecting higher merchant acquiring, commercial treasury management, and card transaction revenue. Capital markets and advisory fees increased $19 million, or 6%, primarily due to higher syndication fees and commercial loan production related activities, partially offset by lower advisory fees. Mortgage banking income increased $11 million, or 8%, largely reflecting an increase in saleable spreads. Other noninterest income increased $6 million, or 5%, primarily due to a $24 million gain in 2025 on the sale of a portion of our trust and custody business, partially offset by a decrease in revenue from tax credit syndications. Partially offsetting these increases, net gains (losses) on sales of securities included a net loss of $58 million in 2025, compared to $21 million in 2024, as a result of corporate debt securities repositioning completed in each respective period, and leasing revenue decreased $13 million, or 16%, driven by lower operating lease income.
2025 Form 10-K 59

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented.

Table 6 - Noninterest Expense
	Year Ended December 31,
		Change from 2024			Change from 2023
(dollar amounts in millions)	2025	Amount	Percent	2024	Amount	Percent	2023
Personnel costs	$2,995	$294	11%	$2,701	$172	7%	$2,529
Outside data processing and other services	772	107	16	665	60	10	605
Equipment	268	1	—	267	4	2	263
Net occupancy	232	11	5	221	(25)	(10)	246
Professional services	155	56	57	99	—	—	99
Marketing	127	11	9	116	1	1	115
Deposit and other insurance expense	65	(49)	(43)	114	(188)	(62)	302
Amortization of intangibles	46	(1)	(2)	47	(3)	(6)	50
Lease financing equipment depreciation	13	(2)	(13)	15	(12)	(44)	27
Other noninterest expense	342	25	8	317	(21)	(6)	338
Total noninterest expense	$5,015	$453	10%	$4,562	$(12)	—%	$4,574
Number of employees (average full-time equivalent)	20,424	492	2%	19,932	(23)	—%	19,955
Noninterest expense was $5.0 billion, an increase of $453 million, or 10%, from the prior year. Noninterest expense for 2025 included $168 million of acquisition-related expenses, as detailed in the following table. There were no acquisition-related expenses in the years ended December 31, 2024 or 2023.

Table 7 - Impact of Acquisition-related Expenses	Year Ended December 31,
(dollar amounts in millions)	2025
Personnel costs	$50
Outside data processing and other services	32
Equipment	3
Professional services	66
Marketing	3
Deposit and other insurance expense	1
Other noninterest expense	13
Total impact of acquisition-related expenses	$168
Excluding acquisition-related expenses, noninterest expense increased $285 million, or 6%, from the prior year. Personnel costs increased $244 million, or 9%, primarily due to increases in incentive compensation and salary expense, in addition to the impact from adding Veritex employees. Outside data processing increased $75 million, or 11%, primarily due to higher technology and data expense. Partially offsetting these increases, deposit and other insurance expense decreased $50 million, or 44%, driven by a reduction in the amount of expense associated with the FDIC DIF special assessment due to ongoing adjustments to uninsured deposit losses by the FDIC.
Provision for Income Taxes
(This section should be read in conjunction with Note 1 - “Significant Accounting Policies” and Note 18 - “Income Taxes” of the Notes to Consolidated Financial Statements.)
The provision for income taxes was $459 million for 2025, compared with $443 million in 2024. The effective tax rates for 2025 and 2024 were 17.1% and 18.4%, respectively. Both years included the benefits from general business credits, tax-exempt income, tax-exempt bank owned life insurance income, and investments in qualified affordable housing projects. The decrease in the effective tax rate in 2025, compared to 2024, related primarily to increased benefits from general business credits and the benefits of capital losses recognized in 2025.
The net federal deferred tax asset was $856 million, and the net state deferred tax asset was $92 million at December 31, 2025.
60 Huntington Bancshares Incorporated

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
•Second-line is Corporate Risk Management.
•Third-line consists of Internal Audit and Credit Review.
Segment Risk Officers are embedded in the first-line and report directly to business unit senior management and indirectly to the Chief Risk Officer. They identify and monitor risk, elevate and remediate issues, establish controls, perform testing, and oversee the self-assessment process. Second-line Corporate Risk Management oversees first-line risk-taking activity, establishes policies, sets operating limits, reviews new or modified products and processes, and is responsible for producing an independent assessment of the Company’s risk position relative to the Board’s risk appetite. Third-line Internal Audit and Credit Review provides additional assurance that risk-related functions are operating as intended.
Risk Governance and Risk Appetite
Our Risk Governance Framework and Risk Appetite Statement are foundational to the risk management program. The Risk Governance Framework defines the three lines of defense structure, roles, responsibilities, and requirements. The Risk Appetite Statement is approved by our Board and defines the level and types of risks we are willing to assume to achieve our corporate objectives through defined risk limits for the seven key risk categories to which we are exposed:
•Credit risk, which is risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed-upon terms.
•Market risk, which includes interest rate and price risk. Interest rate risk is the risk to current or projected financial condition arising from movements in interest rates and considers reprice risk, basis risk, yield curve risk, and options risk. Price risk results from changes in the value of either trading portfolios or other obligations that are entered into as part of distributing risk, primarily associated with market making, dealing, and position taking in interest rate, foreign exchange, equity, commodities, and credit markets.
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
2025 Form 10-K 61

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
•Our Technology Committee oversees technology and cybersecurity strategies and plans and is charged with evaluating the Company’s ability to properly perform all technology functions necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development, and management capacity. It provides oversight of technology investments and plans to drive efficiency as well as to meet defined standards for risk, information security, and redundancy; oversees allocation of technology costs and ensures that they are understood by the Board; evaluates innovation and technology trends that may affect our strategic plans, including monitoring of overall industry trends; and reviews and provides oversight of our continuity and disaster recovery planning and preparedness.
62 Huntington Bancshares Incorporated

Overlapping or common topics are overseen by more than one committee. On a regular basis, the ROC and Audit Committee meet in joint session to cover matters relevant to both committees’ responsibilities, including reviews of annual and quarterly filings, the methodology and level of the ACL, conduct risk, and others. These committees routinely hold executive sessions with our key officers engaged in both accounting and risk management. In addition, the ROC, Audit Committee, and Technology Committee oversee the effectiveness of management’s efforts to address risk issues in a timely, comprehensive, and sustainable manner, and regularly meet in a joint session to discuss. All directors have access to information provided to each committee and all scheduled meetings are open to all directors.
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
Our Risk Governance structure also includes executive level committees to manage and oversee risk, which include Asset & Liability Management, Risk Management (inclusive of credit risk and strategy), Capital Management, Allowance, Incentive Compensation, Sarbanes-Oxley, and Disclosure Review. These committees are strategic in nature and are supported by subcommittees that are tactical. We believe this structure helps ensure appropriate escalation of issues, overall communication of strategies, and adherence to the Board’s risk appetite.
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
2025 Form 10-K 63

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
Loan and Lease Credit Exposure Mix
At December 31, 2025, our loans and leases totaled $149.6 billion, representing a $19.6 billion, or 15%, increase compared to $130.0 billion at December 31, 2024. The increase was driven by a combination of organic growth and the Veritex acquisition. As of the acquisition date, acquired loans totaled $9.3 billion, including $4.2 billion of commercial real estate loans, $4.0 billion of commercial and industrial loans, and $1.1 billion of residential mortgage loans.
The table below provides the composition of our total loan and lease portfolio.

Table 8 - Loan and Lease Portfolio Composition
	At December 31,
(dollar amounts in millions)	2025		2024
Commercial:
Commercial and industrial	$69,442	46%	$56,809	43%
Commercial real estate	15,209	10	11,078	9
Lease financing	5,727	4	5,454	4
Total commercial	90,378	60	73,341	56
Consumer:
Residential mortgage	24,777	17	24,242	19
Automobile	16,168	11	14,564	11
Home equity	10,395	7	10,142	8
RV and marine	5,682	4	5,982	5
Other consumer	2,242	1	1,771	1
Total consumer	59,264	40	56,701	44
Total loans and leases	$149,642	100%	$130,042	100%
64 Huntington Bancshares Incorporated

The following table reflects the composition and maturities of the loan and lease portfolio and the interest rate sensitivity of loans and leases due after one year.

Table 9 - Maturity Schedule of Loans and Leases and Interest Rate Sensitivity
	Loans and Leases Due After 1 Year		Contractual Maturity Range
(dollar amounts in millions)	Fixed Rate	Floating or Adjustable Rate	One Year or Less	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
At December 31, 2025
Commercial:
Commercial and industrial	$10,479	$45,949	$16,254	$41,249	$10,209	$1,730	$69,442
Commercial real estate	1,310	11,098	5,600	8,368	972	269	15,209
Lease financing	4,982	412	333	3,462	1,113	819	5,727
Total commercial	16,771	57,459	22,187	53,079	12,294	2,818	90,378
Consumer:
Residential mortgage	9,925	15,770	61	148	1,359	23,209	24,777
Automobile	16,005	—	166	8,853	7,149	—	16,168
Home equity	2,490	7,798	154	186	1,937	8,118	10,395
RV and marine	5,680	—	3	247	3,070	2,362	5,682
Other consumer	978	795	470	1,383	229	160	2,242
Total consumer	35,078	24,363	854	10,817	13,744	33,849	59,264
Total loans and leases	$51,849	$81,822	$23,041	$63,896	$26,038	$36,667	$149,642
Percent of total			15%	43%	17%	25%	100%
Total commercial loans and leases were $90.4 billion at December 31, 2025 and represented 60% of our total loan and lease credit exposure at that date. Our commercial loan portfolio is diversified by product type, customer size, and geography, and is comprised of the following (see Commercial Credit discussion):
C&I – C&I loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects, and to institutional sponsors supporting REITs. We focus on borrowers doing business within our geographic markets. C&I loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated, experienced credit officers. These specialties are comprised of either targeted industries (for example, healthcare, technology & telecom, finance and insurance, etc.) and/or lending disciplines (equipment finance, distribution finance, asset-based lending, etc.), all of which require a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value-added expertise to these specialty customers.
2025 Form 10-K 65

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
Total consumer loans were $59.3 billion at December 31, 2025 and represented 40% of our total loan and lease credit exposure at that date. The consumer portfolio is comprised primarily of residential mortgages, automobile loans, home equity loans and lines-of-credit, and RV and marine finance (see Consumer Credit discussion).
Residential mortgage – Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans, comprised of both fixed- and adjustable-rate mortgages, are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Applications are underwritten centrally using consistent credit policies and processes. All residential mortgage loan decisions utilize a full appraisal for collateral valuation. Huntington has not originated or acquired residential mortgages that allow negative amortization or allow the borrower multiple payment options. The underwriting for adjustable-rate residential mortgages also incorporates a stress analysis for rising interest rates.
Automobile – Automobile loans are comprised primarily of indirect loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our core footprint states represents 23% of the total exposure, with no individual state representing more than 5% of the total exposure. Applications are underwritten using an automated underwriting system that applies consistent policies and processes across the portfolio.
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
RV and marine – RV and marine includes loans provided to consumers primarily for the purpose of financing recreational vehicles and boats. Loans are originated on an indirect basis through a series of dealerships across 35 states. The loans are underwritten centrally using an application and decisioning system similar to automobile loans. The current portfolio includes 53% of the balances within our core footprint states.
66 Huntington Bancshares Incorporated

Other consumer – Other consumer loans primarily consist of consumer loans not included above, including credit cards, personal unsecured loans, and overdraft balances. We originate these products within our established set of credit policies and guidelines.
Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. As of December 31, 2025, there are no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the ROC and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk appetite. Changes to existing concentration limits and incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics require the approval of the ROC prior to implementation.
The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2024 are consistent with the portfolio growth metrics.

Table 10 - Loan and Lease Portfolio by Industry Type	At December 31,
(dollar amounts in millions)	2025		2024
Commercial loans and leases:
Real estate and rental and leasing	$20,237	14%	$15,242	12%
Retail trade (1)	12,181	8	11,864	9
Finance and insurance	10,489	7	6,589	5
Manufacturing	8,265	6	7,261	6
Health care and social assistance	5,920	4	5,295	4
Wholesale trade	5,842	4	4,904	4
Accommodation and food services	4,228	3	3,226	2
Other services	3,617	2	1,962	2
Transportation and warehousing	3,288	2	3,324	3
Utilities	3,156	2	2,406	2
Construction	2,369	2	1,890	1
Professional, scientific, and technical services	2,296	2	2,053	2
Information	1,937	1	1,647	1
Arts, entertainment, and recreation	1,923	1	1,646	1
Admin./support/waste mgmt. and remediation services	1,844	1	1,681	1
Public administration	816	1	705	1
Educational services	738	—	539	—
Agriculture, forestry, fishing, and hunting	410	—	478	—
Management of companies and enterprises	243	—	251	—
Mining, quarrying, and oil and gas extraction	147	—	237	—
Unclassified/Other	432	—	141	—
Total commercial loans and leases by industry category	90,378	60	73,341	56
Residential mortgage	24,777	17	24,242	19
Automobile	16,168	11	14,564	11
Home equity	10,395	7	10,142	8
RV and marine	5,682	4	5,982	5
Other consumer loans	2,242	1	1,771	1
Total loans and leases	$149,642	100%	$130,042	100%
(1)    Amounts include $4.3 billion and $4.2 billion of auto dealer services loans at December 31, 2025 and December 31, 2024, respectively.
2025 Form 10-K 67

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
68 Huntington Bancshares Incorporated

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
The following tables present our commercial real estate portfolio by property type and geographic location.

Table 12 - Commercial Real Estate Portfolio by Property Type
	At December 31, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Property Type	% of Total Loans and Leases	Amount by Property Type	% of Total Loans and Leases
Multi-family	$4,822	3%	$4,426	3%
Warehouse/Industrial	3,054	2	1,604	2
Retail	2,224	1	1,477	1
Office	1,804	1	1,559	1
Hotel	1,438	1	817	1
Other	1,867	1	1,195	1
Total commercial real estate loans and leases	$15,209	9%	$11,078	9%

Table 13 - Commercial Real Estate Portfolio by Geographic Location
	At December 31, 2025		At December 31, 2024
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE loans and leases	Amount by Location (1)	% of Total CRE loans and leases
Texas	$4,090	27%	$476	4%
Ohio	2,176	14	1,938	17
Michigan	1,872	12	2,148	19
Florida	830	5	1,064	10
Illinois	787	5	683	6
Colorado	555	4	362	3
Pennsylvania	499	3	426	4
Wisconsin	486	3	342	3
California	406	3	387	3
Indiana	360	2	297	3
Other	3,148	22	2,955	28
Total commercial real estate loans and leases	$15,209	100%	$11,078	100%
(1)Geographic location based on location of underlying collateral.
2025 Form 10-K 69

Our CRE portfolio totaled $15.2 billion at December 31, 2025, an increase of $4.1 billion, or 37%, compared to December 31, 2024, driven by loans acquired as a result of the completion of the Veritex acquisition. The CRE portfolio had an associated allowance coverage of 3.7% and 4.3% at December 31, 2025 and December 31, 2024, respectively.
The office sector continues to be an area of uncertainty, and while the sector has begun to recover, the recovery is uneven by market and property type, and demand and property values continue to remain lower than normal. Our office portfolio, which is predominantly suburban and multi-tenant loans, totaled $1.8 billion, or 1% of total loans and leases, as of December 31, 2025, compared to $1.6 billion, or 1% of total loans and leases, at December 31, 2024. We have established ACL reserves of approximately 9% for our CRE office portfolio at both December 31, 2025 and December 31, 2024. At December 31, 2025, there was $14 million of outstanding balances in the office portfolio that were 30 or more days past due.
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
70 Huntington Bancshares Incorporated

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
Credit quality performance in 2025 reflected NCOs of $316 million, or 0.23%, of average total loans and leases, a decrease of $56 million, compared to $372 million, or 0.30%, in the prior year. The decrease reflects a $66 million decrease in commercial NCOs, partially offset by a $10 million increase in consumer NCOs. NPAs increased from December 31, 2024 by $123 million, or 15%, to $945 million, with the increase primarily due to a $105 million increase in commercial and industrial NALs, a $24 million increase in residential mortgage NALs, and a $15 million increase in commercial real estate NALs, partially offset by a $30 million decrease in other NPAs. The increase in NPAs during 2025 was in part due to NALs assumed in the Veritex acquisition.
2025 Form 10-K 71

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
The following table presents the details of our NALs and NPAs.

Table 14 - Nonaccrual Loans and Leases and Nonperforming Assets
	At December 31,
(dollar amounts in millions)	2025	2024
Nonaccrual loans and leases (NALs):
Commercial and industrial	$562	$457
Commercial real estate	133	118
Lease financing	8	10
Residential mortgage	107	83
Automobile	6	6
Home equity	113	107
RV and marine	2	2
Total nonaccrual loans and leases	931	783
Other real estate, net	13	8
Other NPAs (1)	1	31
Total nonperforming assets	$945	$822
Nonaccrual loans and leases as a % of total loans and leases	0.62%	0.60%
NPA ratio (2)	0.63	0.63
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
We use statistically based models that employ assumptions about current and future economic conditions throughout the contractual life of the loan. The process of estimating expected credit losses is based on three key parameters: PD, EAD, and LGD. Beyond the reasonable and supportable period (two to three years), the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenario.
72 Huntington Bancshares Incorporated

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
The baseline scenario used in the December 31, 2025 ACL determination assumes the labor market has softened with the unemployment rate peaking at 4.8% in the fourth quarter of 2026. Unemployment is expected to remain elevated with only a modest decline to 4.7% in the first half of 2027. The Federal Reserve is projected to continue the current cycle of rate cuts, with gradual cuts forecasted throughout 2026 and 2027 until reaching 2.75% in 2027. The rate is then expected to return to a neutral level of 3.0% by 2028. Inflation is forecasted to remain above the Federal Reserve’s target level of 2%, with only slight declines to 2.7% by the end of 2026. GDP data was limited in the fourth quarter of 2025 due to the government shutdown, with forecasted GDP expected to grow at 2% in 2026.
The table below is intended to show how the forecasted path of forecasted unemployment and forecasted change in GDP in the baseline scenario has changed since the end of 2024.

Table 15 - Forecasted Key Macroeconomic Variables
	2024	2025		2026
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2024	4.2%	4.1%	4.1%	4.0%	4.0%
4Q 2025	N/A	N/A	4.3	4.6	4.8
Gross Domestic Product (1)
4Q 2024	2.0%	2.1%	2.1%	1.9%	2.2%
4Q 2025	N/A	N/A	0.5	2.3	1.8
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
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2025 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profiles the Company maintains at December 31, 2025 relate to business banking loans within the C&I portfolio and office loans within the CRE portfolio. The business banking risk profile addresses a modest upward trend in default rates resulting from the current interest rate environment and inflationary impacts on business banking customers. The office portfolio risk profile addresses concerns relating to the current interest rate environment, upcoming maturities, falling property values, and uncertainty about demand for office space.
2025 Form 10-K 73

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

Table 16 - Allocation of Allowance for Credit Losses
	At December 31,
	2025			2024
(dollar amounts in millions)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$1,070	42%	46%	$947	42%	43%
Commercial real estate	569	22	10	473	21	9
Lease financing	92	4	4	64	3	4
Total commercial	1,731	68	60	1,484	66	56
Consumer
Residential mortgage	205	9	17	205	9	19
Automobile	181	7	11	145	6	11
Home equity	149	6	7	148	7	8
RV and marine	136	5	4	150	7	5
Other consumer	135	5	1	112	5	1
Total consumer	806	32	40	760	34	44
Total ALLL	2,537			2,244
AULC	206			202
Total ACL	$2,743			$2,446
Total ALLL as % of:
Total loans and leases	1.70%			1.73%
Nonaccrual loans and leases	272			286
NPAs	269			273
Total ACL as % of:
Total loans and leases	1.83%			1.88%
Nonaccrual loans and leases	295			312
NPAs	290			297
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At December 31, 2025, the ACL was $2.7 billion, or 1.83%, of total loans and leases, compared to $2.4 billion, or 1.88%, at December 31, 2024. The increase in the ACL was driven by loan and lease growth throughout 2025, in addition to an increase recorded for loans acquired in the Veritex transaction, partially offset by a reduction in the ACL coverage ratio. The reduction in the ACL coverage ratio at December 31, 2025, compared to December 31, 2024, was due in part to the addition of Veritex loans, which were initially recognized at fair value, and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
74 Huntington Bancshares Incorporated

NCOs
A loan in any portfolio may be charged off prior to reaching the past due status described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency where that asset is the sole source of repayment. Additionally, discharged or collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs at the time of discharge.
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
The following table reflects NCO detail.

Table 17 - Net Charge-off Analysis
	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$159	$166	$107
Commercial real estate	(7)	52	57
Lease financing	(1)	(1)	(6)
Total commercial	151	217	158
Consumer:
Residential mortgage	1	1	2
Automobile	44	35	21
Home equity	1	(1)	(1)
RV and marine	22	22	12
Other consumer	97	98	81
Total consumer	165	155	115
Total net charge-offs	$316	$372	$273
Net charge-offs (recoveries) as a percentage of average loans:
Commercial:
Commercial and industrial	0.26%	0.32%	0.22%
Commercial real estate	(0.06)	0.43	0.43
Lease financing	(0.01)	(0.03)	(0.12)
Total commercial	0.19	0.31	0.23
Consumer:
Residential mortgage	0.01	0.01	0.01
Automobile	0.29	0.26	0.16
Home equity	0.01	(0.01)	(0.01)
RV and marine	0.38	0.36	0.21
Other consumer	4.98	6.32	6.03
Total consumer	0.29	0.28	0.22
Net charge-offs as a % of average loans and leases	0.23%	0.30%	0.23%
2025 Form 10-K 75

NCOs were 0.23% of average loans and leases in 2025, down from 0.30% in 2024, largely due to net recoveries on commercial real estate loans. NCOs for commercial loans and leases were lower, with net charge-offs of 0.19% in 2025, compared to 0.31% in 2024, driven by lower commercial real estate NCOs. Consumer net charge-offs were modestly higher, with net charge-offs of 0.29% in 2025, compared to 0.28% in 2024, driven by an increase in the automobile loan portfolio.
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
We measure market risk exposure via financial simulation models that provide management with insights on the potential impact to net interest income and other key metrics as a result of changes in market interest rates. Models are used to simulate cash flows and accrual characteristics of the balance sheet based on assumptions regarding the slope or shape of the yield curve, the direction and volatility of interest rates, and the changing composition and characteristics of the balance sheet resulting from strategic objectives and customer behavior. Our models incorporate market-based assumptions that include the impact of changing interest rates on prepayment rates of assets and runoff rates of deposits. The models also include our projections of the future volume and pricing of various business lines.
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
A key driver of our interest rate risk profile is our assumption of interest-bearing deposit repricing sensitivity to changes in interest rates, otherwise known as deposit beta. In addition, our interest expense is impacted by the composition of both interest-bearing and noninterest-bearing deposits in relation to our total deposits. Accordingly, we consider the impacts from both interest-bearing and noninterest-bearing deposits on our total deposit beta. Following the start of the current falling rate cycle, which began in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) through the fourth quarter of 2025 was 35%.
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
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a wide range of interest rate scenarios, including instantaneous and gradual, as well as parallel and non-parallel, changes in interest rates. The NII at Risk results included in the table below present select gradual “ramp” -200, -100, +100, and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.
76 Huntington Bancshares Incorporated

Table 18 - Net Interest Income at Risk
	At December 31, 2025			At December 31, 2024
	Federal Funds Rate			Federal Funds Rate
Basis point change scenario	Starting Point	Month 12 (1)	NII at Risk (%)	Starting Point	Month 12 (1)	NII at Risk (%)
+200	3.75	5.25	2.5	4.50	6.00	2.0
+100	3.75	4.25	0.9	4.50	5.00	0.8
Base	3.75	3.25	—	4.50	4.00	—
-100	3.75	2.25	-0.6	4.50	3.00	-0.5
-200	3.75	1.25	-1.9	4.50	2.00	-1.3
(1)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset-sensitive at both December 31, 2025 and December 31, 2024. The primary drivers to the change in sensitivity during 2025 are current and projected balance sheet composition over the simulation horizon and market rates.
EVE at Risk is used by management to measure the impact of interest rate changes on the net present value of assets and liabilities, including derivative exposures, using a wide range of scenarios. The EVE results included in the table below present select immediate -200, -100, +100 and +200 basis point parallel “shock” scenarios from the yield curve term points at the specific point in time that EVE sensitivity is measured.

Table 19 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At December 31, 2025	0.3	1.7	-3.5	-8.3
At December 31, 2024	5.9	4.3	-5.8	-12.6
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
2025 Form 10-K 77

The following presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 20 - Information on Asset Liability Management Instruments
	Notional Value	Weighted-Average Maturity (years)	Fair Value	Weighted-Average Fixed Rate
(dollar amounts in millions)
At December 31, 2025
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$3,987	3.92	$130	2.48%
Pay Fixed - Receive SOFR - forward-starting (2)	1,160	12.47	44	3.36
Loans:
Receive Fixed - Pay SOFR	15,800	2.05	(2)	3.18
Receive Fixed - Pay SOFR - forward-starting (3)	2,500	4.21	(3)	3.30
Liability conversion swaps
Receive Fixed - Pay SOFR	10,599	2.97	(22)	3.51
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,750	1.06	30	2.80 / 3.87
Purchased Floor Spread - SOFR forward-starting (3)	3,200	3.49	$51	2.83 / 3.83
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	27	4.83	—	3.81
Pay Fed Fund - Receive SOFR (economic hedges)	1	9.81	—	3.99
Total swap portfolio	$44,024		$228
At December 31, 2024
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$10,059	1.92	$407	1.38%
Pay Fixed - Receive SOFR - forward-starting (6)	928	7.46	45	2.81
Loans:
Receive Fixed - Pay SOFR	10,075	2.18	(255)	2.75
Receive Fixed - Pay SOFR - forward-starting (7)	7,225	4.03	(75)	3.62
Liability conversion swaps
Receive Fixed - Pay SOFR	7,272	3.24	(197)	3.30
Receive Fixed - Pay SOFR - forward-starting (7)	4,075	4.60	(56)	3.64
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,000	1.83	24	2.79 / 3.87
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	174	1.58	—	5.19
Pay Fed Fund - Receive SOFR (economic hedges)	1	10.81	—	5.24
Total swap portfolio	$45,809		$(107)
(1)Amounts include interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method.
(2)Forward starting swaps effective starting from February 2026 to October 2027.
(3)Forward starting swaps and forward-starting floor spreads effective starting from January 2026 to December 2026.
(4)The weighted average fixed rates for floor spreads are the weighted-average strike rates for the upper and lower bounds of the instruments.
(5)Basis swaps have variable pay and variable receive resets. Weighted-average fixed rate column represents pay rate reset.
(6)Forward starting swaps effective starting from April 2025 to October 2027.
(7)Forward starting swaps effective starting from January 2025 to June 2026.
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs.
78 Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to Consolidated Financial Statements.)
At December 31, 2025, we had a total of $593 million of capitalized MSRs representing the right to service $34.4 billion in mortgage loans.
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
Liquidity Risk
Liquidity risk is the possibility of us being unable to meet current and future financial obligations in a timely manner. The goal of liquidity management is to ensure adequate, stable, reliable, and cost-effective sources of funds to satisfy changes in loan and lease demand, unexpected levels of deposit withdrawals, investment opportunities, and other contractual obligations. We consider core earnings, strong capital ratios, and credit quality essential for maintaining high credit ratings, which allow us cost-effective access to market-based liquidity. We mitigate liquidity risk by maintaining a large, stable customer deposit base and a diversified base of readily available wholesale funding sources, including secured funding sources from the FHLB and FRB through pledged borrowing capacity, issuance through dealers in the capital markets, and access to deposits issued through brokers. We further mitigate liquidity risk by maintaining liquid assets in the form of cash and cash equivalents and securities.
The Board of Directors is responsible for establishing an acceptable level of liquidity risk at Huntington, including approval of the liquidity risk appetite at least annually. The liquidity risk appetite includes liquidity risk metrics that are designed and monitored to ensure Huntington maintains adequate liquidity to meet current and future funding needs, including during periods of potential stress. The Board receives and reviews information on at least a semi-annual basis to ensure Huntington is operating in accordance with its established risk tolerance. Further, the ALCO is appointed by the ROC to oversee liquidity risk management, including the establishment of liquidity risk policies and additional liquidity risk metrics and limits to support our overall liquidity risk appetite. Liquidity risk appetite metrics monitored by senior management and reported to the Board at least semi-annually, and to ROC on a more frequent basis, include loans as a percentage of customer deposits, a structural funding ratio, internal liquidity stress test coverage ratios, an investment portfolio market value to book value ratio, and a holding company cash coverage ratio. Additional key liquidity risk metrics monitored by senior management and reported to ALCO monthly include unsecured wholesale funding as a percentage of liquid assets, wholesale funding as a percentage of tangible assets, and varying types of internally defined liquidity coverage ratios, including minimum reserve balances at the FRB and U.S. Treasury holdings relative to internal liquidity stress outflows. Our liquidity risk metric monitoring thresholds are evaluated at a minimum annually, and more frequently if conditions warrant.
2025 Form 10-K 79

Liquidity risk is managed centrally by Corporate Treasury with independent oversight of liquidity risk performed by Corporate Risk Management. Our liquidity position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months, and identifying sources and uses of funds. The overall management of our liquidity position is also integrated into consumer and commercial pricing policies to ensure a stable deposit base. Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At December 31, 2025, management believes current sources of liquidity are sufficient to meet Huntington’s on- and off-balance sheet obligations.
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
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships, resulting in a diversified deposit base. Total deposits were $176.6 billion at December 31, 2025, compared to $162.4 billion at December 31, 2024. The $14.2 billion, or 9%, increase in total deposits during 2025, inclusive of $10.5 billion of deposits acquired in the Veritex acquisition, was primarily driven by increases in interest-bearing demand and money market deposits. Certain higher cost Veritex deposits were allowed to run-off following the acquisition. Total deposits included $5.9 billion of brokered deposits primarily consisting of brokered money market and time deposit balances at December 31, 2025, compared to $7.0 billion at December 31, 2024. The level of brokered deposits was below our established liquidity risk metric limits at December 31, 2025.
80 Huntington Bancshares Incorporated

Insured deposits comprised approximately 70% of our total deposits at December 31, 2025, compared to 69% at December 31, 2024. The composition of our deposits is presented in the table below.

Table 21 - Deposit Composition
	At December 31,
(dollar amounts in millions)	2025		2024
By Type:
Demand deposits—noninterest-bearing	$32,205	18%	$29,345	18%
Demand deposits—interest-bearing	48,510	27	43,378	27
Money market deposits	65,123	37	60,730	37
Savings deposits	15,426	9	14,723	9
Time deposits	15,346	9	14,272	9
Total deposits	$176,610	100%	$162,448	100%

Total deposits (insured/uninsured):
Insured deposits	$123,744	70%	$112,394	69%
Uninsured deposits (1)	52,866	30	50,054	31
Total deposits	$176,610	100%	$162,448	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of December 31, 2025, the Bank Call Report uninsured deposit balance was $56.9 billion, which includes $4.1 billion of inter-company deposits. As of December 31, 2024, the Bank Call Report uninsured deposit balance was $54.6 billion, which includes $4.5 billion of inter-company deposits.
The majority of our time deposits have a contractual maturity of less than one year. The following table presents the contractual maturities of time deposits in excess of the FDIC insurance limit.

Table 22 - Maturity of Deposits in Excess of Insurance Limit
	At December 31, 2025
(dollar amounts in millions)	3 months or less	3 months to 6 months	6 months to 12 months	12 months or more	Total
Portion of U.S. time deposits in excess of insurance limit	$911	$906	$204	$71	$2,092
2025 Form 10-K 81

Wholesale Funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $24.4 billion at December 31, 2025, compared to $23.6 billion at December 31, 2024. The increase from the prior year end was primarily due to a $1.1 billion increase in short-term borrowings, driven by an increase in short-term FHLB borrowings, and a $847 million increase in long-term debt, partially offset by a decrease of $1.1 billion in brokered deposits. The increase in long-term debt was driven by the issuance of $1.5 billion of senior bank notes and $830 million of CLN transactions completed during 2025, partially offset by maturities and repayments. The following table presents additional information on our short-term borrowings. For further information on our long-term debt, refer to Note 11 - “Borrowings” of the Notes to Consolidated Financial Statements.

	2025		2024
(dollar amounts in millions)	Amount	Weighted-average rate	Amount	Weighted-average rate
At December 31:
Securities sold under agreements to repurchase	$22	1.74%	$142	2.54%
FHLB advances	1,000	3.97	—	—
Other borrowings	239	5.39	57	2.25
Average for the years ended December 31:
Securities sold under agreements to repurchase	$310	2.70%	$446	3.94%
FHLB advances	184	4.21	79	5.32
Other borrowings	721	4.70	622	7.54
Maximum month-end balance for the years ended December 31:
Securities sold under agreements to repurchase	$157		$763
FHLB advances	1,000		1,000
Other borrowings	1,005		1,685
Cash and Cash Equivalents and Securities
Cash and cash equivalents were $13.5 billion and $12.8 billion at December 31, 2025 and December 31, 2024, respectively. The $648 million increase in cash and cash equivalents during 2025 was primarily due to an increase in interest-earning deposits at the FRB to support short-term liquidity.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $41.5 billion at December 31, 2025, compared to $43.7 billion at December 31, 2024. The $2.2 billion decrease in securities compared to December 31, 2024, was largely driven by maturing investment securities not being reinvested, partially offset by an improvement in unrealized losses on AFS securities. At December 31, 2025, the duration of the investment securities portfolio, net of hedging, was 4.2 years. Securities are pledged to secure borrowing capacity with the FHLB and the Federal Reserve, discussed further in the Bank Liquidity and Sources of Funding section below. At December 31, 2025, investment securities with a market value of $11.7 billion were unpledged.
82 Huntington Bancshares Incorporated

The weighted average yield by maturity of the investment securities portfolio is presented in the following table.

Table 23 - Investment Securities Weighted Average Yield by Maturity
	At December 31, 2025
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollar amounts in millions)	Yield (1)	Yield (1)	Yield (1)	Yield (1)	Yield (1)
Available-for-sale securities:
U.S. Treasury	4.00%	4.01%	—%	—%	4.01%
Federal agencies:
Residential MBS	—	1.43	1.59	2.23	2.21
Residential CMO	—	—	2.52	3.95	3.95
Commercial MBS	—	2.55	2.09	2.91	2.79
Other agencies	2.53	1.71	7.53	6.37	4.43
Total U.S. Treasury, federal agency, and other agency securities	3.99	3.96	1.94	2.84	3.04
Municipal securities	6.35	5.18	4.60	5.00	5.13
Corporate debt	—	2.43	2.67	—	2.51
Asset-backed securities	3.92	1.67	—	2.49	2.66
Private-label CMO	—	0.87	2.18	2.87	2.56
Other securities/sovereign debt	5.09	5.30	—	—	5.23
Total available-for-sale securities	4.92%	4.25%	3.53%	2.95%	3.34%
Held-to-maturity securities:
U.S. Treasury	4.09%	3.96%	—%	—%	3.99%
Federal agencies:
Residential MBS	—	—	1.56	2.53	2.52
Residential CMO	—	—	2.70	2.53	2.53
Commercial MBS	—	2.77	3.83	2.38	2.39
Other agencies	2.43	2.70	2.54	—	2.53
Total U.S. Treasury, federal agency, and other agency securities	4.07	3.94	2.04	2.52	2.74
Municipal securities	—	—	—	2.63	2.63
Total held-to-maturity securities	4.07%	3.94%	2.04%	2.52%	2.74%
(1)Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 21% tax rate where applicable.
Bank Liquidity and Sources of Funding
Our primary sources of funding for the Bank are customer deposits. At December 31, 2025, customer deposits funded 76% of total assets (114% of total loans). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and investment securities, we may meet our liquidity needs through wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the Bank.
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
2025 Form 10-K 83

A summary of the Bank’s selected contingent liquidity sources is presented in the following table.

Table 24 - Selected Contingent Liquidity Sources

(dollar amounts in millions)	At December 31, 2025	At December 31, 2024
Unused secured borrowing capacity:
FRB	$71,296	$70,020
FHLB	16,212	15,524
Unpledged investment securities (at market value)	11,743	5,786
Interest-earning deposits held at FRB	11,712	11,162
Selected contingent liquidity sources	$110,963	$102,492
As of December 31, 2025, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $3.6 billion and $4.1 billion at December 31, 2025 and December 31, 2024, respectively, which was held in deposit at the Bank. See Note 24 - “Parent-Only Financial Statements” of the Notes to Consolidated Financial Statements for details on parent company cash flows.
On January 21, 2026, our Board of Directors declared a quarterly common stock cash dividend of $0.155 per common share. The dividend is payable on April 1, 2026, to shareholders of record on March 18, 2026. Additionally, on January 21, 2026, our Board of Directors declared quarterly Series B, F, G, H, J, and K preferred stock dividends payable on April 15, 2026 to shareholders of record on April 1, 2026, and on December 8, 2025, declared a quarterly dividend for the Series I Preferred Stock payable on March 2, 2026 to shareholders of record on February 15, 2026. Further, a quarterly dividend for the Series L Preferred Stock, newly created in conjunction with the Cadence acquisition on February 1, 2026, is payable on February 20, 2026 to shareholders of record of the former Cadence Series A Preferred Stock on January 30, 2026. Current quarterly dividend declarations are expected to total approximately $284 million.
During 2025, the Bank paid common and preferred dividends to the parent company of $750 million and $45 million, respectively. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed with the SEC an automatic shelf registration statement covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
As of December 31, 2025, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
84 Huntington Bancshares Incorporated

The following table presents our credit rating and rating agency outlooks.

Table 25 - Credit Ratings and Outlook
At December 31, 2025
	Moody’s	Standard & Poor’s	Fitch	DBRS Morningstar
Huntington Bancshares Incorporated
Senior unsecured notes	Baa1	BBB+	A-	A
Subordinated notes	Baa1	BBB	BBB+	A (low)
Commercial paper	NR	NR	F1	R-1 (low)
Ratings outlook	Negative	Stable	Stable	Positive
The Huntington National Bank
Senior unsecured notes	A3	A-	A-	A (high)
Long-term deposits	A1	NR (1)	A	A (high)
Short-term deposits	P-1	NR (1)	F1	R-1 (middle)
Ratings outlook	Negative	Stable	Stable	Positive
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
2025 Form 10-K 85

CONTRACTUAL OBLIGATIONS
We enter into various contractual obligations in the normal course of business, certain of which require future payments that could impact our liquidity and capital resources. These obligations include purchase commitments, which represent substantial agreements to purchase goods or receive services, such as data management, media, and other software and third-party services that are enforceable and legally binding. Purchase commitments totaled $710 million as of December 31, 2025 and $716 million as of December 31, 2024. These obligations additionally include deposits, borrowings, operating lease obligations, commitments to extend credit, commitments to fund certain equity investments, and obligations to fund pension and post-retirement benefit plans. See Note 11 - “Borrowings”, Note 10 - “Operating Leases”, Note 22 - “Commitments and Contingent Liabilities”, Note 21 - “Variable Interest Entities”, and Note 17 - “Benefit Plans” of the Notes to Consolidated Financial Statements for more information.
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
Cybersecurity
Cybersecurity represents an important component of Huntington’s overall cross-functional approach to risk management. We actively manage a cybersecurity operation designed to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to our business. We actively monitor cyberattacks, such as attempts related to online deception and loss of sensitive customer data. We evaluate our technology, processes, and controls to mitigate loss from cyberattacks and, to date, have not experienced any material losses. Cybersecurity threats continue to evolve and increase across the entire digital landscape. We actively monitor our environment for malicious content and implement specific cybersecurity and fraud capabilities, including the monitoring of phishing email campaigns. In addition, we have implemented specific cybersecurity and fraud monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a portion of our workforce works remotely from time-to-time.
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
86 Huntington Bancshares Incorporated

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
2025 Form 10-K 87

Table 26 - Capital Under Current Regulatory Standards
	At December 31,
(dollar amounts in millions)	2025	2024
CET1 risk-based capital ratio:
Total Huntington shareholders’ equity	$24,342	$19,740
Regulatory capital adjustments:
CECL transitional amount (1)	—	109
Shareholders’ preferred equity and related surplus	(2,741)	(1,999)
Accumulated other comprehensive loss	1,904	2,866
Goodwill and other intangible assets, net of taxes	(5,999)	(5,534)
Deferred tax assets that arise from tax loss and credit carryforwards	(220)	(55)
CET1 capital	17,286	15,127
Additional tier 1 capital
Shareholders’ preferred equity and related surplus	2,741	1,999
Tier 1 capital	20,027	17,126
Long-term debt and other tier 2 qualifying instruments	1,480	1,641
Qualifying allowance for loan and lease losses	2,086	1,798
Tier 2 capital	3,566	3,439
Total risk-based capital	$23,593	$20,565
RWA	$166,684	$143,650
CET1 risk-based capital ratio	10.4%	10.5%
Other regulatory capital data:
Tier 1 risk-based capital ratio	12.0	11.9
Total risk-based capital ratio	14.2	14.3
Tier 1 leverage ratio	9.3	8.6
(1)Huntington elected to temporarily delay certain effects of CECL on regulatory capital pursuant to a rule that allowed BHCs and banks to delay the impact of CECL adoption for two years, followed by a three-year transition period which began January 1, 2022. As of December 31, 2025, the impact of the CECL deferral was fully phased, while 75% of the impact of the CECL deferral was phased in as of December 31, 2024.

Table 27 - Capital Adequacy—Non-Regulatory (Non-GAAP)
	At December 31,
(dollar amounts in millions)	2025	2024
Consolidated capital calculations:
Total Huntington shareholders’ equity	$24,342	$19,740
Goodwill and other intangible assets	(6,142)	(5,657)
Deferred tax liability on other intangible assets (1)	30	20
Total tangible equity (2)	18,230	14,103
Preferred equity	(2,731)	(1,989)
Total tangible common equity (2)	$15,499	$12,114
Total assets	$225,106	$204,230
Goodwill and other intangible assets	(6,142)	(5,657)
Deferred tax liability on other intangible assets (1)	30	20
Total tangible assets (2)	$218,994	$198,593
Tangible equity / tangible asset ratio (2)	8.3%	7.1%
Tangible common equity / tangible asset ratio (2)	7.1	6.1
Tangible common equity / RWA ratio (2)	9.3	8.4
(1)Deferred tax liability related to other intangible assets is calculated at a 21% tax rate.
(2)Tangible equity, tangible common equity, and tangible assets, as well as ratios utilizing these financial measures are non-GAAP financial measures. See Non-GAAP Financial Measures in the Additional Disclosures section.
88 Huntington Bancshares Incorporated

The following table presents certain regulatory capital data at the consolidated and Bank level.

Table 28 - Regulatory Capital Data (1)
	At December 31,
(dollar amounts in millions)	2025	2024
Consolidated:
CET1 risk-based capital ratio	10.4%	10.5%
Tier 1 risk-based capital ratio	12.0	11.9
Total risk-based capital ratio	14.2	14.3
Tier 1 leverage ratio	9.3	8.6
CET1 risk-based capital	$17,286	$15,127
Tier 1 risk-based capital	20,027	17,126
Total risk-based capital	23,593	20,565
Total risk-weighted assets	166,684	143,650
Bank:
CET1 risk-based capital ratio	11.7%	11.6%
Tier 1 risk-based capital ratio	12.4	12.4
Total risk-based capital ratio	14.0	14.1
Tier 1 leverage ratio	9.6	8.9
CET1 risk-based capital	$19,426	$16,540
Tier 1 risk-based capital	20,626	17,746
Total risk-based capital	23,165	20,240
Total risk-weighted assets	165,701	143,128
(1)    Huntington and the Bank elected to temporarily delay certain effects of CECL on regulatory capital pursuant to a rule that allowed BHCs and banks to delay the impact of CECL adoption for two years, followed by a three-year transition period which began January 1, 2022. As of December 31, 2025, the impact of the CECL deferral was fully phased in, while 75% of the impact of the CECL deferral was phased in as of December 31, 2024.
At December 31, 2025, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Our consolidated CET1 risk-based capital ratio decreased modestly to 10.4% at December 31, 2025, compared to 10.5% at December 31, 2024, as an increase in risk-weighted assets and the impact of the CECL transition adjustment was partially offset by current period earnings, net of dividends. The Bank CET1 risk-based capital ratio increased to 11.7% at December 31, 2025, compared to 11.6% at December 31, 2024, driven by bank net income, partially offset by dividends paid to the parent and an increase in risk-weighted assets. The increase in risk-weighted assets was primarily driven by loan growth, partially offset by the impact of two CLN transactions and the securities repositioning completed during 2025.
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
Shareholders’ equity totaled $24.3 billion at December 31, 2025, an increase of $4.6 billion, or 23%, when compared with December 31, 2024. The increase was primarily driven by the equity issued in the Veritex acquisition, earnings, net of dividends, an improvement in accumulated other comprehensive income driven by changes in interest rates, and the issuance of $741 million of perpetual preferred stock during 2025.
2025 Form 10-K 89

Share Repurchases
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares.
On April 16, 2025, our Board approved the repurchase of up to $1.0 billion of common shares. The repurchase authorization does not have an expiration date and may include open market repurchases, privately negotiated transactions, and accelerated share repurchase programs, and is subject to the Federal Reserve’s capital regulations. The timing of repurchases will be discretionary and depend on several factors, including the macroeconomic and interest rate environment, and the pace of loan growth. No shares have been repurchased under the current repurchase authorization. Additionally, there were no share repurchases during 2024 or 2023.
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
90 Huntington Bancshares Incorporated

Net Income (Loss) by Business Segment
Net income (loss) for our business segments and Treasury/Other function for the past three years is presented in the following table.

Table 29 - Net Income (Loss) by Business Segment
	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Consumer & Regional Banking	$1,462	$1,512	$1,315
Commercial Banking	1,125	1,153	1,179
Treasury / Other	(376)	(725)	(543)
Net income attributable to Huntington	$2,211	$1,940	$1,951
Consumer & Regional Banking

Table 30 - Key Performance Indicators for Consumer & Regional Banking
	Year Ended December 31,		Change from 2024		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2025	2024	Amount	Percent	2023
Net interest income	$4,127	$4,070	$57	1%	$3,717
Provision for credit losses	309	284	25	9	246
Net interest income after provision for credit losses	3,818	3,786	32	1	3,471
Noninterest income	1,424	1,301	123	9	1,257
Noninterest expense:
Direct personnel costs	1,229	1,135	94	8	1,138
Other noninterest expense, including corporate allocations	2,163	2,038	125	6	1,926
Total noninterest expense	3,392	3,173	219	7	3,064
Income before income taxes	1,850	1,914	(64)	(3)	1,664
Provision for income taxes	388	402	(14)	(3)	349
Net income attributable to Huntington	$1,462	$1,512	$(50)	(3)%	$1,315
Number of employees (average full-time equivalent)	11,308	11,191	117	1%	11,536
Total average assets	$80,570	$75,021	$5,549	7	$71,214
Total average loans/leases	74,417	69,181	5,236	8	65,349
Total average deposits	112,223	110,180	2,043	2	105,821
Net interest margin	3.61%	3.63%	(0.02)%	(1)	3.45%
NCOs	$257	$215	$42	20	$155
NCOs as a % of average loans and leases	0.35%	0.31%	0.04%	13	0.24%
Total assets under management (in billions)—eop	$37.5	$34.0	$3.5	11	$29.0
Total trust assets (in billions)—eop	55.7	198.7	(143.0)	(72)	172.2
Consumer & Regional Banking reported net income of $1.5 billion in 2025, a decrease of $50 million, or 3%, compared to the year-ago period. Segment net interest income increased $57 million, or 1%, primarily due to a $5.2 billion, or 8%, increase in average loans and leases, which includes the loans acquired in the Veritex acquisition. The provision for credit losses increased $25 million, or 9%, driven by a combination of current year loan and lease growth and increased charge-off activity. Noninterest income increased $123 million, or 9%, mostly due to increased wealth and asset management revenue, payments and cash management revenue due to increased merchant acquiring and card transaction revenue, and a gain on the sale of a portion of the trust and custody business that also reduced total trust assets. Noninterest expense increased $219 million, or 7%, primarily due to the allocation of higher indirect expenses in addition to higher direct personnel costs.
2025 Form 10-K 91

Commercial Banking

Table 31 - Key Performance Indicators for Commercial Banking
	Year Ended December 31,		Change from 2024		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2025	2024	Amount	Percent	2023
Net interest income	$2,150	$2,123	$27	1%	$2,162
Provision for credit losses	154	136	18	13	156
Net interest income after provision for credit losses	1,996	1,987	9	—	2,006
Noninterest income	761	716	45	6	646
Noninterest expense:
Direct personnel costs	617	607	10	2	502
Other noninterest expense, including corporate allocations	693	611	82	13	632
Total noninterest expense	1,310	1,218	92	8	1,134
Income before income taxes	1,447	1,485	(38)	(3)	1,518
Provision for income taxes	304	312	(8)	(3)	319
Income attributable to non-controlling interest	18	20	(2)	(10)	20
Net income attributable to Huntington	$1,125	$1,153	$(28)	(2)%	$1,179
Number of employees (average full-time equivalent)	2,246	2,408	(162)	(7)%	2,276
Total average assets	$71,447	$63,652	$7,795	12	$63,932
Total average loans/leases	62,016	55,075	6,941	13	55,385
Total average deposits	45,727	38,731	6,996	18	36,152
Net interest margin	3.33%	3.66%	(0.33)%	(9)	3.74%
NCOs	$59	$156	$(97)	(62)	$119
NCOs as a % of average loans and leases	0.10%	0.28%	(0.18)%	(64)	0.21%
Commercial Banking reported net income of $1.1 billion in 2025, a decrease of $28 million, or 2%, compared to the year-ago period. Segment net interest income increased $27 million, or 1%, driven by a $6.9 billion, or 13%, increase in average loans and leases, which includes the loans acquired in the Veritex acquisition, and a $7.0 billion, or 18%, increase in average deposits, which includes the deposits acquired in the Veritex acquisition. This was partially offset by a 33 basis point decrease in NIM driven by the lower rate environment. The provision for credit losses increased $18 million, or 13%, due primarily to loan and lease growth, partially offset by lower net charge-offs and a lower ACL coverage ratio. Noninterest income increased $45 million, or 6%, primarily due to increases in customer deposit and loan fees, capital markets and advisory fees, and payments and cash management revenue. Noninterest expense increased $92 million, or 8%, primarily due to an increase in allocated overhead expense.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including mark-to-market of interest rate swaps, as applicable), and equity not directly assigned or allocated to one of the business segments. Assets include investment securities and bank owned life insurance.
92 Huntington Bancshares Incorporated

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

Table 32 - Key Performance Indicators for Treasury / Other
	Year Ended December 31,		Change from 2024		Year Ended December 31,
(dollar amounts in millions unless otherwise noted)	2025	2024	Amount	Percent	2023
Net interest loss	$(286)	$(848)	$562	66%	$(440)
Noninterest income (loss)	(10)	23	(33)	(143)	18
Noninterest expense:
Direct personnel costs	1,149	959	190	20	889
Other noninterest expense, including corporate allocations	(836)	(788)	(48)	(6)	(513)
Total noninterest expense	313	171	142	83	376
Loss before income taxes	(609)	(996)	387	39	(798)
Benefit for income taxes	(233)	(271)	38	14	(255)
Net loss attributable to Huntington	$(376)	$(725)	$349	48%	$(543)
Number of employees (average full-time equivalent)	6,870	6,334	536	8%	6,143
Total average assets	$58,746	$57,587	$1,159	2	$52,410
Treasury / Other reported a net loss of $376 million in 2025, compared to a net loss of $725 million in the year-ago period. The decrease in net loss was primarily due to lower net interest loss, partially offset by acquisition-related expenses recognized, lower noninterest income, and a decrease in benefit for income taxes. Net interest loss decreased $562 million primarily due to the net impact of FTP credits assigned to each business segment and hedging. Noninterest expense increased $142 million primarily due to acquisition-related expenses recognized in the current year. The benefit for income taxes decreased $38 million primarily due to a decrease in pre-tax loss, partially offset by a reduction in the Company’s effective tax rate as a result of the remeasurement of deferred tax assets for change in certain state tax laws which were enacted in the second quarter of 2025.
ADDITIONAL DISCLOSURES
Forward-Looking Statements
This Annual Report on Form 10-K, including MD&A, contains certain forward-looking statements, including, but not limited to, certain plans, expectations, goals, projections, and statements, which are not historical facts and are subject to numerous assumptions, risks, estimates, and uncertainties that are beyond the control of Huntington. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, continue, believe, intend, estimate, plan, trend, objective, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
2025 Form 10-K 93

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements or historical performance: changes in general economic, political, regulatory, or industry conditions; deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical matters, as well as volatility in financial markets; changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; the impact of pandemics and other catastrophic events or disasters on the global economy and financial market conditions and our business, results of operations, and financial condition; the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements; potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of uninsured deposits which may require us to sell investment securities at a loss; changing interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; the effects of social media on market perceptions of us and banks generally; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital, foreign exchange, and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; introduction of new competitive products, such as stablecoins, and new competitors such as financial technology companies and other “nontraditional” bank competitors; changes in policies and standards for regulatory review of bank mergers; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Act and the Basel III regulatory capital reforms, as well as those involving the SEC, the OCC, the Federal Reserve, the FDIC, the CFPB, and state-level regulators; the possibility that the anticipated benefits of recent or proposed acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the companies or as a result of the strength of the economy and competitive factors in the areas where the companies do business; and other factors that may affect the future results of Huntington.
All forward-looking statements are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made and are based on information available at that time. Huntington does not assume any obligation to update forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in circumstances or other factors affecting forward-looking statements that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. If Huntington updates one or more forward-looking statements, no inference should be drawn that Huntington will make additional updates with respect to those or other forward-looking statements. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
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
94 Huntington Bancshares Incorporated

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
Allowance for Credit Losses
Our ACL at December 31, 2025 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time to time.
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
2025 Form 10-K 95

To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario reflecting an amount of stress in excess of current expectations. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence more than expected. In this scenario, the impact of tariffs and immigration policy on the economy is significantly worse than expected, causing inflation to increase. Increased geopolitical tensions heighten the risk that China might block the Taiwan strait, limiting the supply chain for semiconductors and raising fears of a broader conflict. Additionally, concerns grow that the Russian invasion of Ukraine lasts longer than in the baseline scenario and that the Middle East conflict will widen. The combination of tariffs, rising inflation, political tensions, still elevated interest rates, and reduced credit availability causes the economy to fall into a recession in the first quarter of 2026. Under this scenario, as an example, the unemployment rate increases significantly from baseline levels and remains elevated for a prolonged period. The unemployment rate in this adverse scenario is projected to peak at 8.4% in the first quarter of 2027, approximately 360 basis points higher than the baseline scenario projection of 4.8% at the end of 2026. In addition, GDP is significantly lower in the adverse scenario, with a projected decline of 1.2% for the full year of 2026, compared to growth of 2.0% in the baseline scenario.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at December 31, 2025, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $0.8 billion at December 31, 2025.
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
There is no certainty that our ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or our markets, such as geopolitical instability or risks of elevated interest rates for longer including a near-term recession, could severely impact our current expectations. If the credit quality of our customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations. The extent to which the geopolitical instability and risks of elevated interest rates will continue to negatively impact our businesses, financial condition, liquidity, and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision. For more information, see Note 5 - “Loans and Leases” and Note 6 - “Allowance For Credit Losses” of the Notes to Consolidated Financial Statements.
96 Huntington Bancshares Incorporated

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination as of the acquisition date. The valuation of assets acquired and liabilities assumed in a business combination often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Goodwill is assigned to our reporting units and is subject to impairment testing at least annually. At December 31, 2025, goodwill totaled $6.0 billion, with $3.9 billion and $2.1 billion assigned to our Consumer & Regional Banking and Commercial Banking reporting units, respectively.
Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. For our annual impairment review, management performs a quantitative test of each of our reporting units using a weighted income and market-based approach. The income approach utilizes a discounted cash flow analysis for each reporting unit considering several inputs and assumptions for revenues and expenses, and the market-based approach utilizes comparable public company information. The process of evaluating the fair value of a reporting unit is subjective, involving management assumptions, estimates, and forecasts.
Based on our annual impairment analysis of goodwill as of October 1, 2025, it was determined that the fair value of each reporting unit was in excess of its respective carrying value as of that date; therefore, goodwill is considered not impaired. The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions. Therefore, Huntington performs additional sensitivity analyses around the discount rate and other assumptions utilized in order to assess the reasonableness of the rates and the resulting estimated fair values. This sensitivity analysis, which included a 100-basis point increase in discount rates, as well as other assumptions being negatively impacted, indicated that the estimated fair values of Huntington’s reporting units would not fall below their carrying value, and therefore, would not result in goodwill impairment.
Subsequent to the completion of our annual impairment test, we completed the acquisition of Veritex, which resulted in the recognition of additional goodwill of $450 million. Because this goodwill arose after our annual testing date, it was not included in the annual impairment analysis performed as of October 1, 2025. However, the addition of Veritex did not change our conclusion with respect to goodwill impairment and no triggering event occurred through the end of the year that required a reassessment of goodwill. The goodwill recognized in connection with the acquisition has been assigned to our reporting units based on our assessment of how the acquired business will be integrated and how its operations will be managed. For more information, see Note 8 - “Goodwill and Other Intangible Assets” to the Notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2025 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted, if applicable. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.
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
2025 Form 10-K 97

REPORT OF MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls that includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2025, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, PricewaterhouseCoopers LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, chief auditor, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria. As permitted by guidance issued by the Office of the Chief Accountant of the SEC, companies may exclude controls of an acquired business from their assessment of internal control over financial reporting for a period not to extend more than one year beyond the date of the acquisition. Management’s assessment of the effectiveness of Huntington’s internal control over financial reporting as of December 31, 2025 did not include the internal controls of Veritex Holdings, Inc. and its subsidiaries (“Veritex”), which Huntington acquired on October 20, 2025. The financial results of Veritex are included in Huntington’s consolidated financial statements since the date of acquisition. As of and for the year ended December 31, 2025, Veritex's assets and revenues represented approximately 5% and 1% of Huntington’s consolidated assets and revenues, respectively. See "Note 3. Business Combinations" for further discussion of the Veritex acquisition and its impact on Huntington’s consolidated financial statements. The Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour Chairman, President, and Chief Executive Officer	Zachary Wasserman Senior Executive Vice President and Chief Financial Officer
February 13, 2026

98 Huntington Bancshares Incorporated

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Huntington Bancshares Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in the accompanying Report of Management's Assessment of Internal Control over Financial Reporting, management has excluded Veritex Holdings, Inc. and its subsidiaries (“Veritex”) from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Veritex from our audit of internal control over financial reporting. Veritex’s total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
2025 Form 10-K 99

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
Valuation of the General Reserve of the Allowance for Credit Losses
As described in Notes 1 and 6 to the consolidated financial statements, management’s estimate of the allowance for credit losses of $2.7 billion as of December 31, 2025 includes a general reserve that consists of various risk-profile reserve components. The risk-profile components consider items unique to the Company’s structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the Company’s loan portfolios including, but not limited to, economic uncertainty, concentrations, portfolio composition, industry comparisons, and internal review functions.
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
PricewaterhouseCoopers LLP
Columbus, Ohio
February 13, 2026
We have served as the Company’s auditor since 2015.
100 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Balance Sheets

	At December 31,
(dollar amounts in millions)	2025	2024
Assets
Cash and due from banks	$1,783	$1,685
Interest-earning deposits with banks	12,295	11,647
Trading account securities	63	53
Available-for-sale securities	26,132	27,273
Held-to-maturity securities	15,258	16,368
Other securities	994	823
Loans held for sale (includes $885 and $652, respectively, measured at fair value)	1,415	654
Loans and leases (includes $167 and $173, respectively, measured at fair value)	149,642	130,042
Allowance for loan and lease losses	(2,537)	(2,244)
Net loans and leases (1)	147,105	127,798
Bank owned life insurance	2,902	2,793
Accrued income and other receivables	2,621	2,190
Premises and equipment	1,321	1,066
Goodwill	5,997	5,561
Servicing rights and other intangible assets	752	677
Other assets (1)	6,468	5,642
Total assets	$225,106	$204,230
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$32,205	$29,345
Interest-bearing	144,405	133,103
Total deposits	176,610	162,448
Short-term borrowings	1,261	199
Long-term debt (1) (includes $1,161 and $821, respectively, measured at fair value)	17,221	16,374
Other liabilities (1)	5,635	5,427
Total liabilities	200,727	184,448
Commitments and Contingent Liabilities (Note 22)
Shareholders’ equity
Preferred stock	2,731	1,989
Common stock	16	15
Capital surplus	17,244	15,484
Less treasury shares, at cost	(92)	(86)
Accumulated other comprehensive income (loss)	(1,908)	(2,866)
Retained earnings	6,351	5,204
Total Huntington shareholders’ equity	24,342	19,740
Non-controlling interest	37	42
Total equity	24,379	19,782
Total liabilities and equity	$225,106	$204,230
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	1,567,732,506	1,453,635,809
Treasury shares outstanding	7,187,541	6,984,102
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	885,000	877,500
(1)Includes VIE balances in net loans and leases, other assets, long-term debt, and other liabilities of $669 million, $431 million, $600 million, and $152 million, respectively, at December 31, 2025, and $1.1 billion, $264 million, $1.0 billion, and $109 million, respectively, at December 31, 2024. See Note 21 - “Variable Interest Entities” for additional information.
See Notes to Consolidated Financial Statements
2025 Form 10-K 101

Huntington Bancshares Incorporated
Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in millions, except per share data, share amounts in thousands)	2025	2024	2023
Interest and fee income:
Loans and leases	$8,092	$7,481	$6,811
Available-for-sale securities
Taxable	1,023	1,251	1,016
Tax-exempt	132	112	104
Held-to-maturity securities-taxable	423	385	401
Other securities-taxable	47	42	53
Other	593	650	531
Total interest income	10,310	9,921	8,916
Interest expense:
Deposits	3,282	3,572	2,497
Short-term borrowings	50	69	179
Long-term debt	987	935	801
Total interest expense	4,319	4,576	3,477
Net interest income	5,991	5,345	5,439
Provision for credit losses	463	420	402
Net interest income after provision for credit losses	5,528	4,925	5,037
Noninterest income:
Payments and cash management revenue	664	620	585
Wealth and asset management revenue	409	364	328
Customer deposit and loan fees	390	334	312
Capital markets and advisory fees	346	327	248
Mortgage banking income	141	130	109
Insurance income	81	77	74
Leasing revenue	66	79	112
Net gains (losses) on sales of securities	(58)	(21)	(7)
Other noninterest income	136	130	160
Total noninterest income	2,175	2,040	1,921
Noninterest expense:
Personnel costs	2,995	2,701	2,529
Outside data processing and other services	772	665	605
Equipment	268	267	263
Net occupancy	232	221	246
Professional services	155	99	99
Marketing	127	116	115
Deposit and other insurance expense	65	114	302
Amortization of intangibles	46	47	50
Lease financing equipment depreciation	13	15	27
Other noninterest expense	342	317	338
Total noninterest expense	5,015	4,562	4,574
Income before income taxes	2,688	2,403	2,384
Provision for income taxes	459	443	413
Income after income taxes	2,229	1,960	1,971
Income attributable to non-controlling interest	18	20	20
Net income attributable to Huntington	2,211	1,940	1,951
Dividends on preferred shares	124	134	142
Impact of preferred stock redemptions and repurchases	—	5	(8)
Net income applicable to common shares	$2,087	$1,801	$1,817
Average common shares—basic	1,478,945	1,451,421	1,446,449
Average common shares—diluted	1,504,836	1,476,442	1,468,016
Per common share:
Net income—basic	$1.41	$1.24	$1.26
Net income—diluted	1.39	1.22	1.24
See Notes to Consolidated Financial Statements
102 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Net income attributable to Huntington	$2,211	$1,940	$1,951
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of hedges	627	(271)	154
Net change related to cash flow hedges on loans	294	96	269
Translations adjustments, net of hedges	8	(6)	2
Change in accumulated unrealized losses for pension and other post-retirement obligations	29	(9)	(3)
Other comprehensive income (loss), net of tax	958	(190)	422
Comprehensive income attributable to Huntington	3,169	1,750	2,373
Comprehensive income attributed to non-controlling interest	18	20	20
Comprehensive income	$3,187	$1,770	$2,393
See Notes to Consolidated Financial Statements
2025 Form 10-K 103

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock					AOCI		Huntington Shareholders’ Equity	Non-controlling Interest
(dollar amounts in millions, except per share data, share amounts in thousands)				Capital Surplus	Treasury Stock			Retained Earnings			Total Equity
	Amount	Shares	Amount		Shares	Amount
Year Ended December 31, 2025
Balance, beginning of year	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782
Net income								2,211	2,211	18	2,229
Other comprehensive income, net of tax							958		958		958
Veritex acquisition:
Issuance of common stock		106,995	1	1,658					1,659		1,659
Conversion of equity awards		1,043	—	16					16		16
Net proceeds from issuance of Series K Preferred Stock	741								741		741
Cash dividends declared:
Common ($0.62 per share)								(938)	(938)		(938)
Preferred								(124)	(124)		(124)
Recognition of the fair value of share-based compensation				113					113		113
Other share-based compensation activity		6,262	—	(29)				(2)	(31)		(31)
Other	1			2	(204)	(6)			(3)	(23)	(26)
Balance, end of year	$2,731	1,574,920	$16	$17,244	(7,188)	$(92)	$(1,908)	$6,351	$24,342	$37	$24,379

Year Ended December 31, 2024
Balance, beginning of year	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
Net income								1,940	1,940	20	1,960
Other comprehensive loss, net of tax							(190)		(190)		(190)
Redemption of preferred stock	(405)			—				(5)	(410)		(410)
Cash dividends declared:
Common ($0.62 per share)								(916)	(916)		(916)
Preferred								(134)	(134)		(134)
Recognition of the fair value of share-based compensation				106					106		106
Other share-based compensation activity		4,897	—	(13)				(3)	(16)		(16)
Other				2	419	5			7	(23)	(16)
Balance, end of year	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782

Year Ended December 31, 2023
Balance, beginning of year	$2,167	1,449,390	$14	$15,309	(6,322)	$(80)	$(3,098)	$3,419	$17,731	$38	$17,769
Net income								1,951	1,951	20	1,971
Other comprehensive income, net of tax							422		422		422
Net proceeds from issuance of Series J Preferred Stock	317								317		317
Repurchase of preferred stock	(90)			—				8	(82)		(82)
Cash dividends declared:
Common ($0.62 per share)								(911)	(911)		(911)
Preferred								(142)	(142)		(142)
Recognition of the fair value of share-based compensation				97					97		97
Other share-based compensation activity		6,333	1	(17)				(3)	(19)		(19)
Other				—	(1,081)	(11)			(11)	(13)	(24)
Balance, end of year	$2,394	1,455,723	$15	$15,389	(7,403)	$(91)	$(2,676)	$4,322	$19,353	$45	$19,398
See Notes to Consolidated Financial Statements
104 Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Operating activities
Net income	$2,229	$1,960	$1,971
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	463	420	402
Depreciation, amortization, and accretion	762	622	798
Share-based compensation expense	113	106	97
Deferred income tax benefit	(403)	(26)	(302)
Net losses (gains) on sales of securities	58	—	—
Gain from early extinguishment of debt	(11)	(8)	—
Net change in:
Trading account securities	(10)	72	(106)
Loans held for sale	(170)	(227)	(83)
Other assets	(825)	(761)	(491)
Short-term borrowings	117	21	—
Other liabilities	230	(344)	341
Other, net	(71)	1	30
Net cash provided by operating activities	2,482	1,836	2,657
Investing activities
Change in interest-earning deposits with banks	297	(254)	23
Proceeds from:
Maturities and calls of available-for-sale securities	7,137	11,001	2,689
Maturities and calls of held-to-maturity securities	1,642	1,397	1,523
Maturities and calls of other securities	109	57	615
Sales of available-for-sale securities	1,691	990	767
Sales of other securities	—	—	144
Purchases of available-for-sale securities	(5,325)	(14,043)	(4,965)
Purchases of held-to-maturity securities	(515)	(2,037)	(256)
Purchases of other securities	(211)	(155)	(630)
Net proceeds from sales of loans and leases	457	391	450
Principal payments received under direct finance leases	1,856	1,769	1,891
Net loan and lease activity, excluding sales and purchases	(12,850)	(10,025)	(5,108)
Purchases of premises and equipment	(267)	(143)	(140)
Purchases of loans and leases	(981)	(680)	(71)
Net accrued income and other receivables activity	(332)	(474)	(17)
Net cash and cash equivalents received from business combinations	864	—	—
Other, net	81	87	88
Net cash used in investing activities	(6,347)	(12,119)	(2,997)
Financing activities
Increase in deposits	3,646	11,218	3,316
Increase (decrease) in short-term borrowings	785	(803)	(1,295)
Net proceeds from issuance of long-term debt	2,500	7,661	14,965
Repayment of long-term debt	(2,053)	(3,563)	(12,376)
Dividends paid on preferred stock	(108)	(143)	(134)
Dividends paid on common stock	(908)	(903)	(900)
Repurchase/redemption of preferred stock	—	(410)	(82)
Net proceeds from issuance of preferred stock	741	—	317
Other, net	(90)	(56)	(46)
Net cash provided by financing activities	4,513	13,001	3,765
Increase in cash and cash equivalents	648	2,718	3,425
Cash and cash equivalents at beginning of period (1)	12,847	10,129	6,704
Cash and cash equivalents at end of period (1)	$13,495	$12,847	$10,129

2025 Form 10-K 105

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Supplemental disclosures:
Interest paid	$4,267	$4,547	$3,359
Income taxes paid	274	123	90
Non-cash activities:
Loans transferred to held-for-sale from portfolio	988	390	439
Loans transferred to portfolio from held-for-sale	23	34	22
Business combination:
Fair value of tangible assets acquired	11,057	—	—
Goodwill and other intangible assets	555	—	—
Fair value of liabilities assumed	10,792	—	—
Common stock and equity-based awards issued	1,682	—	—
(1)    Includes cash and due from banks and interest-earning deposits at the FRB, included within Interest-earning deposits with banks on our Consolidated Balance Sheets.
See Notes to Consolidated Financial Statements
106 Huntington Bancshares Incorporated

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
2025 Form 10-K 107

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
Loans acquired in a business combination are recognized on the acquisition date at their estimated fair value based on expected future cash flows discounted at a market-based rate of interest and inclusive of adjustments for credit risk, interest rate risk, liquidity, and other factors. Acquired loans that have experienced more-than-insignificant deterioration in credit quality since origination are classified as PCD loans. An ACL is established for the initial estimate of expected credit losses on PCD loans as of the acquisition date and recorded through a gross-up adjustment to the loan’s amortized cost basis. In addition, Huntington adopted ASU 2025-08 as of October 1, 2025, whereby non-PCD loans acquired in a business combination are deemed purchased seasoned loans with an ACL also established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the loans’ amortized cost basis. See Note 3: “Business Combinations” for additional information on loans acquired in a business combination.
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
108 Huntington Bancshares Incorporated

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
2025 Form 10-K 109

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
Commercial loans and leases are generally either charged off or written down to net realizable value at 90-days past due. Automobile, RV and marine, and other consumer loans are generally charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.
110 Huntington Bancshares Incorporated

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
2025 Form 10-K 111

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
Fair Value Measurements — The Company records or discloses certain of its assets and liabilities at fair value. Additionally, the Company will utilize fair value for recording certain assets acquired in a business combination as well as assessing certain assets for impairment. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
112 Huntington Bancshares Incorporated

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
2025 Form 10-K 113

Huntington recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which Huntington expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from Huntington’s customer business practices, for example, waiving certain fees related to customers deposit accounts. Huntington’s contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price.
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
114 Huntington Bancshares Incorporated

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

•Effective for fiscal years beginning after December 15, 2024, with the first disclosure additions included in this Annual Report on Form 10-K for the year ended December 31, 2025.
•The amendments have been applied on a retrospective basis.
•The adoption did not have a material impact on Huntington’s Consolidated Financial Statements.
•See Note 18 - “Income Taxes” for additional disclosure information.

ASU 2025-08 - Financial Instruments—Credit Losses (Topic 326): Purchased Loans
•Expands the population of acquired financial assets accounted for subject to the gross-up approach to include acquired loans (excluding credit cards) which are deemed “purchased seasoned loans” and accounted for using the gross-up approach upon acquisition if certain criteria are met.
•Requires recognition of an allowance for credit losses at acquisition for purchased seasoned loans similar to recognition for purchased financial assets with credit deterioration.

•Effective for interim and annual reporting periods beginning after December 15, 2026.
•The amendments should be applied on a prospective basis, with early adoption permitted in an interim or annual reporting period in which financial statements have not yet been issued.
•Huntington elected to early adopt ASU 2025-08 as of October 1, 2025.

Accounting standards yet to be adopted

Standard	Summary of guidance	Effects on financial statements
ASU 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
•More closely aligns hedge accounting with the economics of an entity’s risk management activities.
•Allows grouping of forecasted transactions with similar risk exposure.
•Enables hedging of variable price components of forecasted purchases or sales of nonfinancial assets.
•Introduces a model for hedging interest payments on debt instruments with multiple rate options and allows a borrower to select a documented interest rate index and/or tenor without automatically discontinuing hedge accounting.
•Removes the requirement for net written option test in certain compound derivative hedges.

•Effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted on any date on or after issuance of the ASU.
•The amendments should be applied prospectively to all hedging relationships beginning on or after the date of adoption.
•In the period of adoption, an entity must disclose the nature of, and reason for, the change in accounting principle and the method of applying the change.
•Huntington is in the process of evaluating the impact of this ASU on its consolidated financial statements.

2025 Form 10-K 115

3. BUSINESS COMBINATIONS
Veritex Acquisition
On October 20, 2025, Huntington completed its previously announced acquisition of Veritex Holdings, Inc. (“Veritex”), a bank holding company headquartered in Dallas, Texas, pursuant to the Agreement and Plan of Merger dated July 13, 2025 (“Veritex Merger Agreement”). Upon completion of the acquisition, Veritex merged with and into Huntington, with Huntington as the surviving company, immediately followed by the merger of Veritex’s wholly owned subsidiary bank, Veritex Community Bank, with and into Huntington’s wholly owned subsidiary bank, Huntington National Bank, with Huntington National Bank as the surviving bank.
Under the terms of the agreement, Huntington issued 1.95 shares of its common stock for each outstanding share of Veritex common stock (“Veritex Merger Consideration”), in a 100% stock transaction, with cash paid in lieu of fractional shares. In addition, each holder of an outstanding Veritex stock option received cash equal to the per-share value of the Veritex Merger Consideration over the per-share exercise price, while any Veritex stock option with a per-share exercise price that was equal to or greater than the per share value of the Merger Consideration was cancelled for no consideration, and each outstanding restricted stock unit representing a right to receive Veritex common stock was converted into a restricted stock unit representing a right to receive Huntington’s common stock as adjusted by the 1.95 exchange ratio. Upon completion of the merger, Huntington issued 107 million shares of its common stock to Veritex shareholders of record as of the merger date, in addition to 1 million shares issued upon the conversion of certain Veritex equity awards, resulting in total consideration from the transaction of $1.7 billion based on the closing price of the Company’s common stock on October 17, 2025.
The acquisition of Veritex constituted a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from Veritex are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. The purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans, certain deposits, certain other assets, and the core deposit intangible asset.
116 Huntington Bancshares Incorporated

Preliminary Allocation of Purchase Consideration
The following table provides the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed from Veritex as of October 20, 2025.

(dollar amounts in millions)	Fair Value
Purchase consideration
Fair value of common stock issued	$1,659
Fair value of equity-based awards	23
Cash	2
Total consideration	$1,684
Assets acquired
Cash and due from banks	$19
Interest-earning deposits with banks	943
Available-for-sale securities	1,274
Other securities	76
Loans held for sale	83
Loans and leases	9,300
Allowance for loan and lease losses	(143)
Net loans and leases	9,157
Bank owned life insurance	87
Premises and equipment	135
Servicing rights and other intangible assets	105
Other assets	147
Total assets acquired	$12,026
Liabilities assumed
Deposits	$10,516
Long-term debt	159
Other liabilities	117
Total liabilities assumed	$10,792
Preliminary fair value of net assets acquired	$1,234
Preliminary goodwill	$450
In connection with the acquisition, Huntington recorded preliminary goodwill of $450 million, none of which is anticipated to be deductible for tax purposes. The preliminary goodwill is primarily attributable to expected synergies, operational efficiencies, and other factors to arise from the transaction. Information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 8 - “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements.
The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed.
Cash and due from banks and interest-earning deposits with banks: The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets.
Securities: Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.
2025 Form 10-K 117

Loans and leases: Fair values for loans and leases were based on a discounted cash flow methodology that considered factors including the type of loan and lease and related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans and leases were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans and leases were based on current market rates for new originations of comparable loans and leases and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans and leases held-for-investment. In addition, Huntington adopted ASU 2025-08 as of October 1, 2025. Accordingly, the initial estimate of expected credit losses recognized in the ALLL included both PCD and non-PCD loans which were deemed purchased seasoned loans.
The following table includes the fair value and unpaid principal balance of the acquired loans and leases.

(dollar amounts in millions)	Unpaid principal balance	Premium/(discount)	Loans and leases	Allowance for loan losses	Net loans and leases
Non-PCD loans	$7,310	$(32)	$7,278	$(72)	$7,206
PCD loans	2,027	(5)	2,022	(71)	1,951
Total	$9,337	$(37)	$9,300	$(143)	$9,157
CDI: Huntington recorded a CDI of $95 million as of the acquisition date, which represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.
Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
Pro Forma Financial Information (Unaudited)
Huntington's operating results for the year ended December 31, 2025 include the operating results of the acquired assets and assumed liabilities of Veritex subsequent to the acquisition on October 20, 2025. Due to the streamlining and integration of the operating activities into those of Huntington post-acquisition, historical reporting for the former Veritex operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before income taxes are impracticable for the period subsequent to acquisition.
118 Huntington Bancshares Incorporated

The following table presents unaudited pro forma combined information as if the acquisition of Veritex had occurred on January 1, 2024 under the “Unaudited Pro Forma Combined Results” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the net discount associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt, and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2024. Pro forma combined results for the year ended December 31, 2025 include $125 million of Huntington acquisition-related expenses attributable to the Veritex acquisition, which primarily included, but were not limited to, severance costs, professional services, and data processing fees. Pro forma combined results also include adjustments for the elimination of Veritex’s intangible amortization expense and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired Veritex on January 1, 2024. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma combined amounts.

	Unaudited Pro Forma Combined Results
	For Year Ended December 31,
(dollar amounts in millions)	2025	2024
Net interest income	$6,316	$5,721
Noninterest income	2,222	2,085
Net income attributable to Huntington	2,281	2,032
Cadence Acquisition
Effective February 1, 2026, Huntington completed its previously announced acquisition of Cadence Bank (“Cadence”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, pursuant to the Agreement and Plan of Merger dated October 26, 2025 (“Cadence Merger Agreement”). Upon completion of the acquisition, Cadence merged with and into Huntington National Bank, Huntington’s wholly owned subsidiary bank, with Huntington National Bank as the surviving bank. Under the terms of the Cadence Merger Agreement, Huntington issued 2.475 shares for each outstanding share of Cadence in a 100% stock transaction. Based on Huntington’s closing price of $17.48 as of January 30, 2026, the consideration is valued at approximately $8.1 billion. Each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence was converted into the right to receive 1/1000 of a share of a newly created 5.50% Series L Non-Cumulative Perpetual Preferred Stock of Huntington. As of December 31, 2025, Cadence had $54 billion in assets, including $37 billion in loans, and $44 billion in deposits. The merger will be accounted for under ASC 805 as a business combination. Due to the recent closing of the merger, the initial accounting for the business combination, including the purchase price allocation, is incomplete and is expected to be completed in the first quarter of 2026.
2025 Form 10-K 119

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities are classified as held-to-maturity when Huntington has the intent and ability to hold the securities to their maturity . All other debt and equity securities are classified as either available-for-sale or other securities. The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category.

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2025
Available-for-sale securities:
U.S. Treasury	$4,590	$45	$—	$4,635
Federal agencies:
Residential MBS	11,031	3	(1,365)	9,669
Residential CMO	5,496	9	(308)	5,197
Commercial MBS	2,488	—	(657)	1,831
Other agencies	153	—	(3)	150
Total U.S. Treasury, federal agency, and other agency securities	23,758	57	(2,333)	21,482
Municipal securities	4,215	9	(81)	4,143
Corporate debt	193	—	(15)	178
Asset-backed securities	229	—	(8)	221
Private-label CMO	105	—	(7)	98
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$28,510	$66	$(2,444)	$26,132

Held-to-maturity securities:
U.S. Treasury	$2,349	$19	$—	$2,368
Federal agencies:
Residential MBS	7,718	1	(941)	6,778
Residential CMO	3,865	5	(520)	3,350
Commercial MBS	1,278	—	(184)	1,094
Other agencies	47	—	(2)	45
Total U.S. Treasury, federal agency, and other agency securities	15,257	25	(1,647)	13,635
Municipal securities	1	—	—	1
Total held-to-maturity securities	$15,258	$25	$(1,647)	$13,636

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$616	$—	$—	$616
FHLB stock	288	—	—	288
Other non-marketable equity securities	48	—	—	48
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	12	—	—	12
Total other securities	$994	$—	$—	$994
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Consolidated Balance Sheets. At December 31, 2025, accrued interest receivable on available-for-sale securities and held-to-maturity securities totaled $106 million and $44 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $177 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
120 Huntington Bancshares Incorporated

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
2025 Form 10-K 121

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At December 31,
	2025		2024
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$1,369	$1,365	$3,620	$3,624
After 1 year through 5 years	5,581	5,595	5,993	5,844
After 5 years through 10 years	1,899	1,784	1,857	1,732
After 10 years	19,661	17,388	19,273	16,073
Total available-for-sale securities	$28,510	$26,132	$30,743	$27,273

Held-to-maturity securities:
Under 1 year	$603	$604	$255	$256
After 1 year through 5 years	1,773	1,791	1,818	1,796
After 5 years through 10 years	144	134	65	60
After 10 years	12,738	11,107	14,230	11,974
Total held-to-maturity securities	$15,258	$13,636	$16,368	$14,086
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2025
Available-for-sale securities:
U.S. Treasury	$—	$—	$439	$—	$439	$—
Federal agencies:
Residential MBS	55	—	9,185	(1,365)	9,240	(1,365)
Residential CMO	51	—	2,665	(308)	2,716	(308)
Commercial MBS	23	—	1,782	(657)	1,805	(657)
Other agencies	15	—	74	(3)	89	(3)
Total U.S. Treasury, federal agency, and other agency securities	144	—	14,145	(2,333)	14,289	(2,333)
Municipal securities	1,043	(14)	1,892	(67)	2,935	(81)
Corporate debt	2	—	176	(15)	178	(15)
Asset-backed securities	9	—	207	(8)	216	(8)
Private-label CMO	—	—	79	(7)	79	(7)
Total temporarily impaired available-for-sale securities	$1,198	$(14)	$16,499	$(2,430)	$17,697	$(2,444)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$289	$—	$289	$—
Federal agencies:
Residential MBS	—	—	6,694	(941)	6,694	(941)
Residential CMO	48	—	2,956	(520)	3,004	(520)
Commercial MBS	—	—	1,094	(184)	1,094	(184)
Other agencies	—	—	45	(2)	45	(2)
Total U.S. Treasury, federal agency, and other agency securities	48	—	11,078	(1,647)	11,126	(1,647)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$48	$—	$11,079	$(1,647)	$11,127	$(1,647)
122 Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2024
Available-for-sale securities:
U.S. Treasury	$3,153	$(43)	$—	$—	$3,153	$(43)
Federal agencies:
Residential MBS	275	(5)	9,676	(1,966)	9,951	(1,971)
Residential CMO	243	(1)	2,802	(433)	3,045	(434)
Commercial MBS	—	—	1,752	(767)	1,752	(767)
Other agencies	21	—	69	(5)	90	(5)
Total U.S. Treasury, federal agency, and other agency securities	3,692	(49)	14,299	(3,171)	17,991	(3,220)
Municipal securities	985	(25)	2,336	(107)	3,321	(132)
Corporate debt	—	—	1,053	(102)	1,053	(102)
Asset-backed securities	49	—	263	(19)	312	(19)
Private-label CMO	—	—	87	(10)	87	(10)
Total temporarily impaired available-for-sale securities	$4,726	$(74)	$18,038	$(3,409)	$22,764	$(3,483)

Held-to-maturity securities:
U.S. Treasury	$1,581	$(22)	$—	$—	$1,581	$(22)
Federal agencies:
Residential MBS	99	(2)	7,097	(1,334)	7,196	(1,336)
Residential CMO	163	(1)	3,152	(690)	3,315	(691)
Commercial MBS	—	—	1,176	(231)	1,176	(231)
Other agencies	—	—	69	(5)	69	(5)
Total U.S. Treasury, federal agency, and other agency securities	1,843	(25)	11,494	(2,260)	13,337	(2,285)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$1,843	$(25)	$11,495	$(2,260)	$13,338	$(2,285)
At December 31, 2025 and December 31, 2024, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and to support borrowing capacity, totaled $29.7 billion and $37.7 billion, respectively. There were no securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at either December 31, 2025 or December 31, 2024. At December 31, 2025, substantially all HTM debt securities were comprised of securities issued by government-sponsored entities or explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at December 31, 2025.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of December 31, 2025, Huntington has concluded that, except for one municipal bond classified as an AFS debt security for which $2 million of write-downs were recognized during 2024, it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. Huntington recognized a $3 million recovery during the first quarter of 2025 related to one AFS municipal security that had previously been written down. There was no allowance related to securities as of December 31, 2025 or December 31, 2024.
2025 Form 10-K 123

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

	At December 31,
(dollar amounts in millions)	2025	2024
Commercial loan and lease portfolio:
Commercial and industrial	$69,442	$56,809
Commercial real estate	15,209	11,078
Lease financing	5,727	5,454
Total commercial loan and lease portfolio	90,378	73,341
Consumer loan portfolio:
Residential mortgage	24,777	24,242
Automobile	16,168	14,564
Home equity	10,395	10,142
RV and marine	5,682	5,982
Other consumer	2,242	1,771
Total consumer loan portfolio	59,264	56,701
Total loans and leases (1)(2)	149,642	130,042
Allowance for loan and lease losses	(2,537)	(2,244)
Net loans and leases	$147,105	$127,798
(1)Loans and leases are reported at principal amount outstanding, including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of $815 million and $468 million at December 31, 2025 and 2024, respectively.
(2)The total amount of accrued interest recorded for loans and leases at December 31, 2025 was $358 million and $253 million of commercial and consumer loan and lease portfolios, respectively and at December 31, 2024, was $316 million and $235 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Condensed Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

	At December 31,
(dollar amounts in millions)	2025	2024
Lease payments receivable	$5,379	$5,189
Estimated residual value of leased assets	1,011	884
Gross investment in lease financing receivables	6,390	6,073
Deferred origination costs	58	56
Deferred fees, unearned income and other	(721)	(675)
Total lease financing receivables	$5,727	$5,454
The carrying value of residual values guaranteed was $419 million and $517 million as of December 31, 2025 and December 31, 2024, respectively. The future lease rental payments due from customers on direct financing leases at December 31, 2025, totaled $5.4 billion and were due as follows: $1.2 billion in 2026, $1.1 billion in 2027, $1.0 billion in 2028, $901 million in 2029, $623 million in 2030, and $636 million thereafter. Interest income recognized for these types of leases was $365 million, $336 million, and $287 million for the years 2025, 2024, and 2023, respectively.
124 Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by loan class.

	At December 31, 2025		At December 31, 2024
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$76	$562	$71	$457
Commercial real estate	81	133	75	118
Lease financing	4	8	—	10
Residential mortgage	5	107	—	83
Automobile	—	6	—	6
Home Equity	—	113	—	107
RV and marine	—	2	—	2
Total nonaccrual loans and leases	$166	$931	$146	$783
The total amount of interest recorded to interest income for NAL loans was $35 million, $26 million, and $21 million in 2025, 2024, and 2023, respectively.
The following table presents an aging analysis of loans and leases, by class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At December 31, 2025
Commercial and industrial	$144	$78	$332	$554	$68,888	$—	$69,442	$1	(2)
Commercial real estate	31	2	101	134	15,075	—	15,209	—
Lease financing	30	32	10	72	5,655	—	5,727	9
Residential mortgage	239	100	305	644	23,966	167	24,777	232	(3)
Automobile	132	33	18	183	15,985	—	16,168	14
Home equity	60	30	89	179	10,216	—	10,395	16
RV and marine	25	10	5	40	5,642	—	5,682	4
Other consumer	18	6	7	31	2,211	—	2,242	6
Total loans and leases	$679	$291	$867	$1,837	$147,638	$167	$149,642	$282
At December 31, 2024
Commercial and industrial	$96	$46	$232	$374	$56,435	$—	$56,809	$3	(2)
Commercial real estate	35	—	39	74	11,004	—	11,078	—
Lease financing	56	23	14	93	5,361	—	5,454	11
Residential mortgage	196	98	242	536	23,533	173	24,242	185	(3)
Automobile	117	27	16	160	14,404	—	14,564	12
Home equity	64	32	92	188	9,954	—	10,142	20
RV and marine	26	7	5	38	5,944	—	5,982	4
Other consumer	13	5	4	22	1,749	—	1,771	4
Total loans and leases	$603	$238	$644	$1,485	$128,384	$173	$130,042	$239
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include mortgage loans insured by U.S. government agencies.
2025 Form 10-K 125

Credit Quality Indicators
To facilitate the monitoring of credit quality for commercial loans, and for purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following internally defined categories of credit grades:
•Pass - Higher quality loans that do not fit any of the other categories described below.
•OLEM - Loans that have potential weaknesses that may be relatively minor yet represent a credit risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the loan may weaken or the collateral may be inadequate to protect Huntington’s position in the future. For these reasons, Huntington considers the loans to be potential problem loans.
•Substandard - Loans that are inadequately protected by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely Huntington will sustain some loss if any identified weaknesses are not mitigated.
•Doubtful - Loans that have all of the weaknesses inherent in those loans classified as Substandard, with the added elements that the full collection of the loan is improbable and that the possibility of loss is high.
Loans are generally assigned a category of “Pass” rating upon initial approval and subsequently updated as appropriate based on the borrower’s financial performance.
Commercial loans categorized as OLEM, Substandard, or Doubtful are considered Criticized loans. Commercial loans categorized as Substandard or Doubtful are both considered Classified loans.
For all classes within the consumer loan portfolios, borrower FICO scores are monitored as an indicator of credit quality. Higher FICO scores generally indicate a greater likelihood of repayment, and therefore, higher credit quality. Huntington utilizes the most recent FICO scores, which are obtained from the national credit bureaus and refreshed at least quarterly.
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes.
126 Huntington Bancshares Incorporated

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$19,465	$8,750	$4,561	$4,189	$1,601	$2,181	$25,228	$7	$65,982
OLEM	222	226	92	106	14	17	272	—	949
Substandard	513	406	326	285	137	127	717	—	2,511
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and industrial	$20,200	$9,382	$4,979	$4,580	$1,752	$2,325	$26,217	$7	$69,442
Commercial real estate
Credit Quality Indicator:
Pass	$3,257	$1,813	$761	$2,491	$1,358	$2,429	$876	$—	$12,985
OLEM	58	47	89	398	275	108	—	—	975
Substandard	178	87	125	366	197	289	7	—	1,249
Total Commercial real estate	$3,493	$1,947	$975	$3,255	$1,830	$2,826	$883	$—	$15,209
Lease financing
Credit Quality Indicator:
Pass	$1,854	$1,506	$1,091	$547	$356	$303	$—	$—	$5,657
OLEM	—	7	10	2	3	9	—	—	31
Substandard	3	6	11	13	2	4	—	—	39
Total Lease financing	$1,857	$1,519	$1,112	$562	$361	$316	$—	$—	$5,727
Residential mortgage
Credit Quality Indicator:
750+	$1,515	$1,785	$2,028	$3,755	$5,331	$5,006	$—	$—	$19,420
650-749	638	441	397	638	727	1,076	—	—	3,917
<650	88	113	100	165	155	652	—	—	1,273
Total Residential mortgage	$2,241	$2,339	$2,525	$4,558	$6,213	$6,734	$—	$—	$24,610
Automobile
Credit Quality Indicator:
750+	$4,019	$2,692	$1,036	$754	$424	$107	$—	$—	$9,032
650-749	2,879	1,576	544	369	199	53	—	—	5,620
<650	523	428	217	184	123	41	—	—	1,516
Total Automobile	$7,421	$4,696	$1,797	$1,307	$746	$201	$—	$—	$16,168
Home Equity
Credit Quality Indicator:
750+	$185	$164	$249	$321	$376	$542	$4,909	$228	$6,974
650-749	56	51	72	62	43	102	2,100	217	2,703
<650	3	8	14	29	7	41	474	142	718
Total Home equity	$244	$223	$335	$412	$426	$685	$7,483	$587	$10,395
RV and marine
Credit Quality Indicator:
750+	$709	$716	$709	$676	$586	$914	$—	$—	$4,310
650-749	172	204	209	164	164	264	—	—	1,177
<650	5	19	32	29	37	73	—	—	195
Total RV and marine	$886	$939	$950	$869	$787	$1,251	$—	$—	$5,682
Other consumer
Credit Quality Indicator:
750+	$388	$176	$52	$25	$11	$45	$619	$9	$1,325
650-749	172	87	29	9	3	10	485	4	799
<650	14	15	8	4	1	2	66	8	118
Total Other consumer	$574	$278	$89	$38	$15	$57	$1,170	$21	$2,242
2025 Form 10-K 127

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$16,097	$7,939	$6,587	$2,747	$1,708	$1,846	$16,790	$4	$53,718
OLEM	124	80	82	24	7	23	273	—	613
Substandard	445	385	440	209	107	164	690	—	2,440
Doubtful	—	—	2	—	—	—	36	—	38
Total Commercial and industrial	$16,666	$8,404	$7,111	$2,980	$1,822	$2,033	$17,789	$4	$56,809
Commercial real estate
Credit Quality Indicator:
Pass	$1,415	$1,010	$2,754	$1,380	$947	$1,877	$635	$—	$10,018
OLEM	—	78	114	66	2	64	4	—	328
Substandard	218	37	280	52	10	124	11	—	732
Total Commercial real estate	$1,633	$1,125	$3,148	$1,498	$959	$2,065	$650	$—	$11,078
Lease financing
Credit Quality Indicator:
Pass	$2,100	$1,610	$709	$449	$349	$184	$—	$—	$5,401
OLEM	7	2	2	1	1	—	—	—	13
Substandard	1	6	23	2	7	1	—	—	40
Total Lease financing	$2,108	$1,618	$734	$452	$357	$185	$—	$—	$5,454
Residential mortgage
Credit Quality Indicator:
750+	$1,725	$2,249	$3,913	$5,617	$3,011	$2,525	$—	$—	$19,040
650-749	768	542	748	781	423	791	—	—	4,053
<650	55	64	111	110	68	568	—	—	976
Total Residential mortgage	$2,548	$2,855	$4,772	$6,508	$3,502	$3,884	$—	$—	$24,069
Automobile
Credit Quality Indicator:
750+	$4,091	$1,663	$1,343	$920	$347	$113	$—	$—	$8,477
650-749	2,560	981	716	459	159	56	—	—	4,931
<650	336	250	252	205	76	37	—	—	1,156
Total Automobile	$6,987	$2,894	$2,311	$1,584	$582	$206	$—	$—	$14,564
Home equity
Credit Quality Indicator:
750+	$214	$323	$378	$445	$466	$195	$4,581	$226	$6,828
650-749	70	92	74	50	44	78	2,051	214	2,673
<650	2	8	11	6	4	40	431	139	641
Total Home equity	$286	$423	$463	$501	$514	$313	$7,063	$579	$10,142
RV and marine
Credit Quality Indicator:
750+	$928	$909	$816	$718	$476	$704	$—	$—	$4,551
650-749	247	268	201	198	123	226	—	—	1,263
<650	7	23	24	35	23	56	—	—	168
Total RV and marine	$1,182	$1,200	$1,041	$951	$622	$986	$—	$—	$5,982
Other consumer
Credit Quality Indicator:
750+	$321	$97	$48	$22	$10	$49	$467	$—	$1,014
650-749	148	55	21	8	2	9	423	7	673
<650	9	10	5	2	1	1	48	8	84
Total Other consumer	$478	$162	$74	$32	$13	$59	$938	$15	$1,771
128 Huntington Bancshares Incorporated

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Year Ended December 31, 2025
Commercial and industrial	$7	$26	$69	$62	$12	$20	$33	$7	$236
Commercial real estate	2	8	13	1	—	16	1	—	41
Lease financing	—	1	2	4	2	2	—	—	11
Residential mortgage	—	—	—	—	—	4	—	—	4
Automobile	8	22	17	16	10	4	—	—	77
Home equity	—	—	—	—	—	—	2	4	6
RV and marine	—	3	7	5	6	12	—	—	33
Other consumer	14	24	16	7	4	13	—	40	118
Total	$31	$84	$124	$95	$34	$71	$36	$51	$526

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2024	2023	2022	2021	2020	Prior			Total
Year Ended December 31, 2024
Commercial and industrial	$4	$26	$74	$38	$14	$19	$47	$3	$225
Commercial real estate	12	4	31	3	—	25	4	—	79
Lease financing	2	2	—	2	—	1	—	—	7
Residential mortgage	—	—	—	—	—	3	—	—	3
Automobile	5	18	17	14	5	4	—	—	63
Home equity	—	—	—	—	—	1	1	4	6
RV and marine	1	4	5	7	4	10	—	—	31
Other consumer	14	25	15	7	3	16	—	37	117
Total	$38	$79	$142	$71	$26	$79	$52	$44	$531
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
Reported Modification Types
Modifications in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension that have occurred in the current reporting period to a borrower experiencing financial difficulty are disclosed along with the financial impact of the modifications.
2025 Form 10-K 129

Huntington will generally try other forms of relief before principal forgiveness but would define any contractual reduction in the amount of principal due without receiving payment or assets as forgiveness. For the purpose of the disclosure, Huntington considers any contractual change in interest rate that results in the borrower receiving a below market rate to be an interest rate reduction. Many factors can go into what is considered an other-than-insignificant payment delay, for example, the significance of the restructured payment amount relative to the normal loan payment or the relative significance of the delay to the original loan terms. Generally, Huntington would consider any delay in payment of greater than 90 days in the last 12 months to be significant. For the purpose of the disclosure, modification of contingent payment features or covenants that would have accelerated payment are not considered term extensions.
Following is a description of what is considered a borrower experiencing financial difficulty by the different loan types:
Commercial loan modifications – Our strategy involving commercial borrowers generally includes working with these borrowers to allow them time to improve their financial position and remain Huntington customers through restructuring their notes or restructuring elsewhere if necessary. Borrowers that are rated substandard or worse in accordance with the regulatory definition, or that cannot otherwise restructure at market terms and conditions, are considered to be experiencing financial difficulty. A subsequent restructuring or modification of a loan may occur when either the loan matures according to the terms of the modified agreement or the borrower requests a change to the loan agreements. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing.
Consumer loan modifications – Consumer loans in which a borrower requires a modification as a result of negative changes to their financial condition or to avoid default generally indicate the borrower is experiencing financial difficulty. The primary modifications made to consumer loans are amortization, maturity date, and interest rate changes. Consumer borrowers identified as experiencing financial difficulty are unable to refinance their loans through the Company’s normal origination channels or through other independent sources. Most, but not all, of the loans may be delinquent.
Impact on Credit Quality of Borrowers Experiencing Financial Difficulty
Huntington’s ALLL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted primarily by changes in these loan level characteristics, such as payment performance. Commercial borrowers experiencing financial difficulty are applied credit quality risk indicators that reflect the increase in default characteristics so that the ALLL reflects the risk of loss. Loans to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual loans.
130 Huntington Bancshares Incorporated

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Year Ended December 31, 2025
Commercial and industrial	$77	$294	$1	$5	$377	0.54%
Commercial real estate	28	203	7	1	239	1.57
Residential mortgage	—	54	19	5	78	0.31
Automobile	—	10	—	1	11	0.07
Home equity	—	9	—	8	17	0.16
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.04
Total loans to borrowers experiencing financial difficulty in which modifications were made	$106	$571	$27	$20	$724	0.48%
Year Ended December 31, 2024
Commercial and industrial	$113	$209	$—	$64	$386	0.68%
Commercial real estate	—	233	—	24	257	2.32
Residential mortgage	—	51	6	4	61	0.25
Automobile	—	11	—	1	12	0.08
Home equity	—	6	—	9	15	0.15
RV and marine	—	1	—	—	1	0.02
Other consumer	2	—	—	—	2	0.11
Total loans to borrowers experiencing financial difficulty in which modifications were made	$115	$511	$6	$102	$734	0.59%
Year Ended December 31, 2023
Commercial and industrial	$64	$387	$—	$4	$455	0.90%
Commercial real estate	2	151	—	4	157	1.26
Residential mortgage	—	58	2	4	64	0.27
Automobile	—	14	—	1	15	0.12
Home equity	—	2	—	10	12	0.12
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.07
Total loans to borrowers experiencing financial difficulty in which modifications were made	$67	$613	$2	$23	$705	0.58%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
The following table summarizes the weighted-average financial effects of loan modifications made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Year Ended December 31, 2025
Commercial and industrial	8.52%	7.11%	1.1
Commercial real estate	8.02	6.99	0.9
Residential mortgage			6.3
Year Ended December 31, 2024
Commercial and industrial	8.16%	7.12%	1.0
Commercial real estate	8.26	7.90	0.9
Residential mortgage			6.8
Year Ended December 31, 2023
Commercial and industrial	8.62%	8.05%	1.0
Commercial real estate	13.42	8.75	1.0
Residential mortgage			7.7
(1)Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
2025 Form 10-K 131

The performance of loans made to borrowers experiencing financial difficulty to which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At December 31, 2025
Commercial and industrial	$8	$11	$32	$51	$326	$377
Commercial real estate	5	—	—	5	234	239
Residential mortgage	14	8	20	42	36	78
Automobile	1	—	—	1	10	11
Home equity	1	1	2	4	13	17
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the year ended December 31, 2025	$29	$20	$54	$103	$621	$724
At December 31, 2024
Commercial and industrial	$6	$3	$4	$13	$373	$386
Commercial real estate	12	—	13	25	232	257
Residential mortgage	11	7	15	33	28	61
Automobile	1	1	—	2	10	12
Home equity	1	1	3	5	10	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty in which modifications were made in the year ended December 31, 2024	$31	$12	$35	$78	$656	$734
At December 31, 2023
Commercial and industrial	$21	$25	$7	$53	$402	$455
Commercial real estate	—	—	5	5	152	157
Residential mortgage	9	8	11	28	36	64
Automobile	2	1	—	3	12	15
Home equity	1	1	1	3	9	12
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty in which modifications were made in the year ended December 31, 2023	$33	$35	$24	$92	$613	$705
Pledged Loans and Leases
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the FHLB. As of December 31, 2025 and 2024, loans and leases totaling $114.2 billion and $105.4 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
132 Huntington Bancshares Incorporated

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Year Ended December 31, 2025
ALLL balance, beginning of period	$1,484	$760	$2,244
Loan and lease charge-offs	(288)	(238)	(526)
Recoveries of loans and leases previously charged-off	138	72	210
Provision for loan and lease losses	261	205	466
Allowance on PCD loans and leases at acquisition	70	1	71
Allowance on purchased seasoned loans and leases at acquisition	66	6	72
ALLL balance, end of period	$1,731	$806	$2,537
AULC balance, beginning of period	$144	$58	$202
Provision (benefit) for unfunded lending commitments	(3)	3	—
Acquired unfunded lending commitments	4	—	4
AULC balance, end of period	$145	$61	$206
ACL balance, end of period	$1,876	$867	$2,743
Year Ended December 31, 2024
ALLL balance, beginning of period	$1,563	$692	$2,255
Loan and lease charge-offs	(311)	(220)	(531)
Recoveries of loans and leases previously charged-off	94	65	159
Provision for loan and lease losses	138	223	361
ALLL balance, end of period	$1,484	$760	$2,244
AULC balance, beginning of period	$66	$79	$145
Provision (benefit) for unfunded lending commitments	78	(21)	57
AULC balance, end of period	$144	$58	$202
ACL balance, end of period	$1,628	$818	$2,446
Year Ended December 31, 2023
ALLL balance, beginning of period	$1,424	$697	$2,121
Loan and lease charge-offs	(270)	(184)	(454)
Recoveries of loans and leases previously charged-off	112	69	181
Provision for loan and lease losses	297	110	407
ALLL balance, end of period	$1,563	$692	$2,255
AULC balance, beginning of period	$71	$79	$150
Provision (benefit) for unfunded lending commitments	(5)	—	(5)
AULC balance, end of period	$66	$79	$145
ACL balance, end of period	$1,629	$771	$2,400
At December 31, 2025, the ACL was $2.7 billion, an increase of $297 million from December 31, 2024. The increase in the total ACL was driven by loan and lease growth throughout 2025, in addition to an increase recorded for loans acquired in the Veritex transaction, partially offset by a modest reduction in overall coverage ratios.
The Commercial ACL was $1.9 billion at December 31, 2025, an increase of $248 million from December 31, 2024, with the increase driven by growth in commercial loans and leases of $17.0 billion, inclusive of $8.2 billion of acquisition date commercial loans and leases acquired in connection with the Veritex transaction, partially offset by a modest reduction in the commercial ACL coverage ratios. The Consumer ACL was $867 million at December 31, 2025, an increase of $49 million from December 31, 2024, with the increase primarily due to a $2.6 billion increase in consumer loans, inclusive of $1.1 billion of acquisition date consumer loans acquired in connection with the Veritex transaction.
2025 Form 10-K 133

The baseline scenario used in the December 31, 2025 ACL determination assumes the labor market has softened with the unemployment rate peaking at 4.8% in the fourth quarter of 2026. Unemployment is expected to remain elevated with only a modest decline to 4.7% in the first half of 2027. The Federal Reserve is projected to continue the current cycle of rate cuts, with gradual cuts forecasted throughout 2026 and 2027 until reaching 2.75% in 2027. The rate is then expected to return to a neutral level of 3.0% by 2028. Inflation is forecasted to remain above the Federal Reserve’s target level of 2%, with only slight declines to 2.7% by the end of 2026. GDP data was limited in the fourth quarter of 2025 due to the government shutdown, with forecasted GDP expected to grow at 2% in 2026.
The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate industry, recent inflation levels, the U.S labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the December 31, 2025 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Residential mortgage loans sold with servicing retained	$4,986	$4,124	$4,109
Pretax gains resulting from above loan sales (1)	93	78	58
Total servicing, late, and other ancillary fees (1)	108	104	98
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024
Fair value, beginning of period	$573	$515
New servicing assets created	93	54
Servicing assets sold	(1)	(1)
Change in fair value during the period due to:
Time decay (1)	(27)	(25)
Payoffs (2)	(41)	(30)
Changes in valuation inputs or assumptions (3)	(4)	60
Fair value, end of period	$593	$573
Related loans serviced for third parties, unpaid principal balance, end of period	$34,407	$33,696
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
134 Huntington Bancshares Incorporated

The following table summarizes key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At December 31, 2025				At December 31, 2024
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.09%		$(17)	$(33)	7.54%		$(14)	$(28)
Spread over forward interest rate swap rates	538	bps	(14)	(27)	568	bps	(13)	(26)
8. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by business segment for which goodwill is allocated is presented in the table below. No goodwill impairment was recorded in 2025 or 2024.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Huntington Consolidated
Balance, January 1, 2024	$3,640	$1,921	$5,561
Balance, December 31, 2024	3,640	1,921	5,561
Veritex acquisition	229	221	450
Sale of a portion of corporate trust and custody business	(14)	—	(14)
Balance, December 31, 2025	$3,855	$2,142	$5,997
For additional information on the Veritex acquisition, refer to Note 3 - “Business Combinations.”
Huntington’s other intangible assets are presented in the following table.

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
At December 31, 2025
Core deposit intangible	$473	$(335)	$138
Customer relationship	66	(59)	7
Total other intangible assets	$539	$(394)	$145
At December 31, 2024
Core deposit intangible	$378	$(293)	$85
Customer relationship	66	(55)	11
Total other intangible assets	$444	$(348)	$96
The estimated amortization expense of other intangible assets for the next five years is as follows.

(dollar amounts in millions)	Amortization Expense
2026	$46
2027	25
2028	20
2029	16
2030	13
2025 Form 10-K 135

9. PREMISES AND EQUIPMENT
Premises and equipment were comprised as follows.

	At December 31,
(dollar amounts in millions)	2025	2024
Land and land improvements	$413	$339
Buildings	847	738
Leasehold improvements	277	251
Equipment	978	909
Total premises and equipment	2,515	2,237
Less accumulated depreciation and amortization	(1,194)	(1,171)
Net premises and equipment	$1,321	$1,066
Depreciation and amortization charged to expense was as follows.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Total depreciation and amortization of premises and equipment	$138	$142	$167
10. OPERATING LEASES
At December 31, 2025, Huntington was obligated under non-cancelable leases for branch and office space. These leases are all classified as operating due to the amount of time such spaces are occupied relative to the underlying assets’ useful lives. Many of these leases contain renewal options, most of which are not included in measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e., Huntington does not currently have a significant economic incentive to exercise these options).
Net lease assets and liabilities were as follows.

		At December 31,
(dollar amounts in millions)	Classification	2025	2024
Operating lease assets	Other assets	$340	$278
Lease liabilities	Other liabilities	436	380
Net lease costs were as follows.

		Year Ended December 31,
(dollar amounts in millions)	Classification	2025	2024
Operating lease cost	Net occupancy	$67	$63
Short-term lease cost	Net occupancy	1	2
Net lease costs		$68	$65
Maturities of lease liabilities at December 31, 2025 are as follows.

(dollar amounts in millions)	Total
2026	$72
2027	70
2028	62
2029	56
2030	48
Thereafter	284
Total lease payments	592
Less: Interest	(156)
Total lease liabilities	$436
136 Huntington Bancshares Incorporated

Additional supplemental information related to the Company’s operating leases was as follows.

(dollar amounts in millions)	2025	2024
Year ended December 31:
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows	$(79)	$(76)
Right-of-use assets obtained in exchange for lease obligations for operating leases	109	59
At December 31:
Weighted-average remaining lease term (years) for operating leases	10.74	10.86
Weighted-average discount rate for operating leases	5.55%	5.19%
11. BORROWINGS
Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term and were comprised as follows.

	At December 31,
(dollar amounts in millions)	2025	2024
Securities sold under agreements to repurchase	$22	$142
FHLB advances	1,000	—
Other borrowings	239	57
Total short-term borrowings	$1,261	$199
The carrying value of assets pledged as collateral against repurchase agreements totaled $40 million and $224 million as of December 31, 2025 and December 31, 2024, respectively. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
2025 Form 10-K 137

Long-term Debt
Huntington’s long-term debt, which consists of borrowings with an initial maturity of greater than one year, is included in the following table. The interest rates disclosed represent the contractual rate as of the most recent period end.

	At December 31,
	2025					2024
		Contractual Rate			Carrying Amount	Carrying Amount
(dollar amounts in millions)	Maturity	Min	Max	Weighted Average
The Parent Company:
Fixed rate senior notes	2028 to 2035	2.55%	6.21%	5.08%	$5,514	$5,836
Fixed rate subordinated notes (1)	2030 to 2039	2.49	7.88	4.72	1,248	1,093
Floating rate junior subordinated debentures (2)(3)	2027 to 2038	4.76	8.13	5.34	262	248
Total notes issued by the Parent Company					7,024	7,177
The Bank:
Fixed rate senior notes	2028 to 2030	4.55	5.65	5.04	3,192	1,654
Fixed rate subordinated notes	2026	4.27	4.27	4.27	233	515
Total notes issued by the Bank					3,425	2,169
FHLB advances	2026 to 2043			4.79	4,514	4,696
Credit linked notes (4)				5.71	1,161	821
Auto loan securitization trust (5)	2029			5.21	600	1,023
Other (6)	2026 to 2031	5.99	7.09	6.21	497	488
Total long-term debt					$17,221	$16,374
(1)Includes $126 million of subordinated notes acquired in the Veritex transaction which were redeemed in January 2026.
(2)$33 million of junior subordinated debentures were acquired in the Veritex transaction, of which $20 million were redeemed in December 2025 and the remainder in January 2026.
(3)Variable rate based on three-month SOFR plus a spread rate that ranges from 0.89% to 4.26%.
(4)See details of credit linked notes in the following table.
(5)Represents secured borrowings collateralized by auto loans. See Note 21 - “Variable Interest Entities” for additional information.
(6)Primarily consists of nonrecourse debt associated with finance leases at varying interest rates and maturities.
Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. We use interest rate swaps to hedge interest rate risk of certain fixed-rate debt by converting the debt to a variable rate.
On January 28, 2026, Huntington issued $1.0 billion of fixed-to-floating senior notes, and $750 million of fixed-rate subordinated notes. The fixed-to-floating senior notes are due January 28, 2032 and bear an initial fixed interest rate of 4.623%. Commencing January 28, 2031, the interest rate will reset to a floating rate equal to a benchmark rate based on the Compounded SOFR Index Rate plus 99 basis points. The fixed-rate subordinated notes are due January 28, 2041 and bear interest at 5.605%.
138 Huntington Bancshares Incorporated

Huntington enters into CLN transactions that effectively transfer the risk of first losses on certain reference pools of the Company’s auto-secured loans. Huntington has elected the fair value option for these notes. See Note 19 - “Fair Values of Assets and Liabilities” for additional information. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company’s aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority. Additional information about Huntington’s CLN issuances is as follows.

(dollar amounts in millions)	Weighted Average Interest Rate	Reference Pool Net Balance	Principal Outstanding
At December 31, 2025
CLN 2024-1 due 2032 (1)	6.45%	$1,703	$210
CLN 2024-2 due 2032 (2)	5.89	2,213	272
CLN 2025-1 due 2033 (3)	5.48	2,522	302
CLN 2025-2 due 2033 (4)	5.35	3,093	367
Total		$9,531	$1,151
Fair value adjustment			10
Carrying value			$1,161
At December 31, 2024
CLN 2024-1 due 2032 (1)	6.66%	$3,014	$366
CLN 2024-2 due 2032 (2)	6.03	3,740	451
Total		$6,754	$817
Fair value adjustment			4
Carrying value			$821
(1)Consists of multiple classes of loans. One note class bears interest at a fixed rate of 6.15% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.40% to 8.25% (weighted average spread of 3.04%).
(2)Consists of multiple classes of loans. One note class bears interest at a fixed rate of 5.44% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.35% to 7.50% (weighted average spread of 3.03%).
(3)Consists of multiple classes of loans. One note class bears interest at a fixed rate of 4.96% and the remaining three note classes bear interest at SOFR plus a spread rate that ranges from 2.25% to 7.15% (weighted average spread of 4.34%).
(4)Consists of multiple classes of loans. One note class bears interest at a fixed rate of 4.84% and the remaining four note classes bear interest at SOFR plus a spread rate that ranges from 1.20% to 6.60% (weighted average spread of 3.05%).
Long-term debt maturities, based upon the par values and contractual maturities of the long-term debt, for the next five years and thereafter are as follows.

(dollar amounts in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Future debt maturities (1)	$3,835	$681	$3,681	$1,949	$1,872	$5,274	$17,292
(1)     Includes future maturities associated with auto loan securitizations and CLNs that are based on contractual maturity, however, these obligations will be reduced as the related underlying loans pay down. In addition, there is an optional redemption date in which Huntington has the right to redeem the notes after the period in which the aggregate principal balance is less than or equal to 10% of the original principal balance.
The terms of certain long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt, dividend payments, and the disposition of subsidiaries. As of December 31, 2025, Huntington was in compliance with all such covenants.
2025 Form 10-K 139

12. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of Huntington’s OCI.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Year Ended December 31, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$749	$(176)	$573
Reclassification adjustment for realized net losses included in net income	71	(17)	54
Total unrealized gains on available-for-sale securities, net of hedges	820	(193)	627
Unrealized gains on cash flow hedges during the period	332	(78)	254
Reclassification adjustment for cash flow hedges included in net income	52	(12)	40
Net change related to cash flow hedges on loans	384	(90)	294
Translation adjustments, net of hedges (1)	9	(1)	8
Change in accumulated unrealized losses for pension and other post-retirement obligations	38	(9)	29
Other comprehensive income	$1,251	$(293)	$958
Year Ended December 31, 2024
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(454)	$107	$(347)
Reclassification adjustment for realized net losses included in net income	94	(18)	76
Total unrealized losses on available-for-sale securities, net of hedges	(360)	89	(271)
Unrealized losses on cash flow hedges during the period	(111)	26	(85)
Reclassification adjustment for cash flow hedges included in net income	236	(55)	181
Net change related to cash flow hedges on loans	125	(29)	96
Translation adjustments, net of hedges (1)	(6)	—	(6)
Change in accumulated unrealized losses for pension and other post-retirement obligations	(12)	3	(9)
Other comprehensive loss	$(253)	$63	$(190)
Year Ended December 31, 2023
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$154	$(36)	$118
Reclassification adjustment for realized net losses included in net income	47	(11)	36
Total unrealized gains on available-for-sale securities, net of hedges	201	(47)	154
Unrealized gains on cash flow hedges during the period	162	(37)	125
Reclassification adjustment for cash flow hedges included in net income	187	(43)	144
Net change related to cash flow hedges on loans	349	(80)	269
Translation adjustments, net of hedges (1)	2	—	2
Change in accumulated unrealized losses for pension and other post-retirement obligations	(4)	1	(3)
Other comprehensive income	$548	$(126)	$422
(1)A portion of foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on this portion of foreign currency translation adjustments.
140 Huntington Bancshares Incorporated

The following table summarizes the activity in AOCI.

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post-retirement obligations	Total
December 31, 2022	$(2,248)	$(632)	$(8)	$(210)	$(3,098)
Other comprehensive income before reclassifications	118	125	2	—	245
Amounts reclassified from AOCI to earnings	36	144	—	(3)	177
Period change	154	269	2	(3)	422
December 31, 2023	(2,094)	(363)	(6)	(213)	(2,676)
Other comprehensive loss before reclassifications	(347)	(85)	(6)	—	(438)
Amounts reclassified from AOCI to earnings	76	181	—	(9)	248
Period change	(271)	96	(6)	(9)	(190)
December 31, 2024	(2,365)	(267)	(12)	(222)	(2,866)
Other comprehensive income before reclassifications	573	254	8	29	864
Amounts reclassified from AOCI to earnings	54	40	—	—	94
Period change	627	294	8	29	958
December 31, 2025	$(1,738)	$27	$(4)	$(193)	$(1,908)
(1)AOCI amounts at December 31, 2025, 2024, and 2023 include $44 million, $50 million, and $58 million, respectively, of net unrealized losses (after-tax) on securities previously transferred from the AFS securities portfolio to the HTM securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
13. SHAREHOLDERS’ EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)					Carrying Amount
Series	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Optional Redemption Date (1)	December 31, 2025	December 31, 2024
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$24	$23
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (5)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Series K (4)	9/11/2025	7,500	6.25	10/15/2030	741	—
Total		885,000			$2,731	$1,989
(1)Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)Dividend rate equal to 3-month CME Term SOFR + 26 bps spread adjustment + 270 bps.
(4)Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5)Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
2025 Form 10-K 141

The following table presents the dividends declared for each series of preferred shares.

	Year Ended December 31,
	2025		2024		2023
(amounts in millions, except per share data)	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
		Amount		Amount		Amount
Preferred Series:
Series B	$71.57	$3	$81.10	$3	$80.28	$3
Series E (1)			6,412.62	26	7,753.75	37
Series F	5,625.00	28	5,625.00	28	5,625.00	28
Series G	4,450.00	22	4,450.00	22	4,450.00	22
Series H	45.00	23	45.00	23	45.00	23
Series I	1,425.00	10	1,425.00	10	1,425.00	10
Series J	68.76	22	68.76	22	59.02	19
Series K (2)	2,152.78	16
Total		$124		$134		$142
(1)During the fourth quarter of 2024, all remaining $405 million of outstanding Series E Preferred Stock, par value $0.01 per share, was redeemed. During the fourth quarter of 2023, $90 million of outstanding Series E Preferred Stock, par value $0.01 per share, was repurchased.
(2)Series K was issued during the third quarter of 2025. The first dividend declaration for the Series K occurred in the fourth quarter of 2025.
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
The following table shows the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(dollar amounts in millions, except per share data, share count in thousands)	2025	2024	2023
Basic earnings per common share:
Net income attributable to Huntington	$2,211	$1,940	$1,951
Dividends on preferred shares	124	134	142
Impact of preferred stock redemptions and repurchases	—	5	(8)
Net income available to common shareholders	$2,087	$1,801	$1,817
Average common shares issued and outstanding	1,478,945	1,451,421	1,446,449
Basic earnings per common share	$1.41	$1.24	$1.26
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units and awards, and performance share units	18,829	17,669	14,456
Shares held in deferred compensation plans	7,062	7,352	7,111
Average dilutive potential common shares	25,891	25,021	21,567
Total diluted average common shares issued and outstanding	1,504,836	1,476,442	1,468,016
Diluted earnings per common share	$1.39	$1.22	$1.24
Anti-dilutive awards (1)	1,743	4,534	11,039
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
142 Huntington Bancshares Incorporated

15. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income. Revenue from contracts with customers within the scope of ASC 606 is broadly segregated within the following noninterest income categories:
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
•Wealth and asset management revenue primarily includes fee income generated from providing wealth and asset management services to personal, corporate, and institutional customers, including, but not limited to, fees and commissions earned from trust and investment management services, sales of annuity products, and tax reporting services. Within the scope of ASC 606, Huntington recognizes revenue from wealth and asset management services that are rendered over a period of time. Huntington may also recognize revenue from referring a customer to outside third parties to purchase annuities and mutual funds which is recognized in the period earned.
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
2025 Form 10-K 143

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
The following table presents total noninterest income disaggregated by operating segment and segregated between revenue from contracts with customers within the scope of ASC 606 and revenue within the scope of other GAAP topics.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Year Ended December 31, 2025
Payments and cash management revenue	$465	$148	$—	$613
Wealth and asset management revenue	385	23	—	408
Customer deposit and loan fees	233	17	—	250
Capital markets and advisory fees	22	146	—	168
Leasing revenue	3	9	—	12
Insurance income	72	10	(1)	81
Other noninterest income	28	4	(2)	30
Net revenue from contracts with customers	$1,208	$357	$(3)	$1,562
Noninterest income within the scope of other GAAP topics	216	404	(7)	613
Total noninterest income	$1,424	$761	$(10)	$2,175
Year Ended December 31, 2024
Payments and cash management revenue	$452	$115	$—	$567
Wealth and asset management revenue	352	12	—	364
Customer deposit and loan fees	217	10	—	227
Capital markets and advisory fees	21	172	—	193
Leasing revenue	2	28	—	30
Insurance income	67	11	(1)	77
Other noninterest income	9	5	(4)	10
Net revenue from contracts with customers	$1,120	$353	$(5)	$1,468
Noninterest income within the scope of other GAAP topics	181	363	28	572
Total noninterest income	$1,301	$716	$23	$2,040
Year Ended December 31, 2023
Payments and cash management revenue	$433	$103	$—	$536
Wealth and asset management revenue	313	15	—	328
Customer deposit and loan fees	203	8	—	211
Capital markets and advisory fees	16	118	(2)	132
Leasing revenue	2	49	—	51
Insurance income	64	11	(1)	74
Other noninterest income	67	3	(2)	68
Net revenue from contracts with customers	$1,098	$307	$(5)	$1,400
Noninterest income within the scope of other GAAP topics	159	339	23	521
Total noninterest income	$1,257	$646	$18	$1,921
144 Huntington Bancshares Incorporated

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2025 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities and any change in those balances during the reporting period ended December 31, 2025 was determined to be immaterial.
16. SHARE-BASED COMPENSATION
Share-based awards are eligible for issuance under the Company’s long term incentive plan. The plan provides for the granting of stock options, restricted stock awards, restricted stock units, performance share units, and other awards to officers, directors, and other employees. At December 31, 2025, 28 million shares were available for future grants.
Huntington issues shares to fulfill share-based award vesting from available authorized common shares. At December 31, 2025, Huntington believes there were adequate authorized common shares to satisfy anticipated share-based award vesting in 2026.
The following table presents total share-based compensation expense and related tax benefit.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Share-based compensation expense (1)	$130	$133	$114
Tax benefit	23	24	19
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
Huntington’s stock option activity and related information was as follows.

(dollar amounts in millions, except per share and options amounts in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	10,306	$12.84
Exercised	(1,419)	12.19
Forfeited/expired	(3)	17.89
Outstanding at December 31, 2025	8,884	$12.95	3.3	$39
Expected to vest	18	$15.54	6.4	$33
Exercisable at December 31, 2025	8,866	$12.94	3.3	$39
Restricted Stock Units and Performance Share Units
Restricted stock units and performance share units awarded by Huntington are granted at the closing market price on the date of the grant. Restricted stock units can be settled in shares or cash depending on the award and, for the most part, provide either accumulated cash dividends during the vesting period or accrue a dividend equivalent that is paid upon vesting. Restricted stock units are subject to certain service restrictions. Performance share units are payable contingent upon Huntington achieving certain predefined performance objectives over a three-year measurement period. The fair value of these awards and units reflects the closing market price of Huntington’s common stock on the grant or assumption date.
2025 Form 10-K 145

The following table summarizes the status of Huntington’s restricted stock units and performance share units as of December 31, 2025, and activity for the year ended December 31, 2025.

	Restricted Stock Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted- Average Grant Date Fair Value Per Share	Quantity	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	26,771	$14.13	3,571	$14.19
Granted	8,739	16.17	1,773	16.19
Vested	(8,584)	14.52	(2,145)	14.39
Forfeited	(892)	14.90	(6)	13.98
Nonvested at December 31, 2025	26,034	$14.84	3,193	$14.56
The weighted-average fair value at grant date of nonvested shares granted for the years ended December 31, 2025, 2024, and 2023 were $16.18, $13.09, and $14.14, respectively. The total fair value of awards vested during the years ended December 31, 2025, 2024, and 2023 was $156 million, $96 million, and $99 million, respectively. As of December 31, 2025, the total unrecognized compensation cost related to nonvested shares was $154 million with a weighted-average expense recognition period of 2.3 years.
17. BENEFIT PLANS
Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan no longer accrues service benefits to participants and provides benefits based upon length of service and compensation levels. Huntington’s funding policy is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is a minimum contribution of $3.1 million for the 2025 plan year, which Huntington will satisfy by using the plan’s credit balance.
The following table shows the weighted-average assumptions used to determine the benefit obligation and the net periodic benefit cost.

	At December 31,
	2025	2024
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.50%	5.67%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.67	5.15
Expected return on plan assets	5.50	5.50
The following table reconciles the beginning and ending balances of the benefit obligation of the Plan with the amounts recognized in the consolidated balance sheets.

	At December 31,
(dollar amounts in millions)	2025	2024
Projected benefit obligation at beginning of measurement year	$646	$687
Changes due to:
Service cost	4	3
Interest cost	34	34
Benefits paid	(35)	(34)
Settlements	(13)	(9)
Actuarial (losses) gains	5	(35)
Total changes	(5)	(41)
Projected benefit obligation at end of measurement year	$641	$646
146 Huntington Bancshares Incorporated

The following table reconciles the beginning and ending balances of the fair value of Plan assets.

	At December 31,
(dollar amounts in millions)	2025	2024
Fair value of plan assets at beginning of measurement year	$678	$729
Changes due to:
Actual return on plan assets	80	(8)
Settlements	(13)	(9)
Benefits paid	(35)	(34)
Total changes	32	(51)
Fair value of plan assets at end of measurement year	$710	$678
As of December 31, 2025, the difference between the accumulated benefit obligation and the fair value of Plan assets was $69 million and is recorded in other assets.
The following table shows the components of net periodic benefit costs recognized.

	Year Ended December 31, (1)
(dollar amounts in millions)	2025	2024	2023
Service cost	$4	$3	$3
Interest cost	34	34	36
Expected return on plan assets	(43)	(46)	(43)
Amortization of loss	3	2	1
Settlements	5	4	7
Benefit costs	$3	$(3)	$4
(1)    Pension costs are recognized in other noninterest income in the Consolidated Statements of Income.
At December 31, 2025 and 2024, Northern Trust, as trustee and custodian, held all Plan assets. The Plan assets consisted of investments in a variety of cash equivalent, corporate and government fixed income, and equity investments as follows.

	Fair Value at December 31,
(dollar amounts in millions)	2025		2024
Cash equivalents:
Mutual funds-money market	$11	2%	$11	2%
Fixed income:
Corporate obligations	223	31	212	31
U.S. Government obligations	75	11	69	10
Municipal obligations	1	—	1	—
Collective trust funds	287	41	273	40
Equities:
Limited liability companies	7	1	11	2
Collective trust funds	60	8	78	12
Limited partnerships	46	6	23	3
Fair value of plan assets	$710	100%	$678	100%
2025 Form 10-K 147

Investments of the Plan are reported at fair value. The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset. At December 31, 2025, mutual money market funds are valued at the closing price reported from an actively traded exchange and are classified as Level 1. Fixed income investments are valued using unadjusted quoted prices from active markets for similar assets are classified as Level 2. Collective trust funds and limited liability companies are valued at net asset value per unit as a practical expedient, which is calculated based on the fair values of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The investment in the limited partnerships is reported at net asset value per share as determined by the general partners of each limited partnership, based on their proportionate share of the partnership’s fair value as recorded in the partnership’s audited financial statements.
The investment objective of the Plan is to balance risk and return to preserve the Plan’s funded status over a long-time period, while meeting the Plan obligations. At December 31, 2025, Plan assets had an average duration of 11.3 years on investments. The estimated life of benefit obligations was 9.7 years. Although it may fluctuate with market conditions, Huntington has targeted a long-term allocation of Plan assets of 90% in bond investments and 10% in equity investments.
At December 31, 2025, the following table shows when benefit payments are expected to be paid.

(dollar amounts in millions)	Pension Benefits
2026	$53
2027	53
2028	53
2029	53
2030	52
2031 through 2035	247
Huntington has a defined contribution plan that is available to eligible employees. Huntington’s expense related to the defined contribution plans for the years ended December 31, 2025, 2024, and 2023 was $69 million, $61 million, and $61 million, respectively.
The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan.

	At December 31,
(dollar amounts in millions, share amounts in thousands)	2025	2024
Shares in Huntington common stock	10,458	10,910
Market value of Huntington common stock	$181	$178
Dividends received on shares of Huntington stock	7	7
148 Huntington Bancshares Incorporated

18. INCOME TAXES
The following is a summary of the provision for income taxes.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Income before income taxes
U.S.	$2,666	$2,369	$2,353
Foreign	22	34	31
Total income before income taxes	$2,688	$2,403	$2,384
Current tax provision
Federal	$778	$411	$644
State and local	79	43	63
Foreign	5	15	8
Total current tax provision	862	469	715
Deferred tax (benefit) provision
Federal	(386)	(24)	(291)
State and local	(17)	(2)	(11)
Total deferred tax (benefit) provision	(403)	(26)	(302)
Total provision for income taxes
Federal	392	387	353
State and local	62	41	52
Foreign	5	15	8
Provision for income taxes	$459	$443	$413
The following is a reconciliation of the provision for income taxes.

	Year Ended December 31,
(dollar amounts in millions)	2025		2024		2023
Provision for income taxes computed at the statutory rate	$564	21.0%	$505	21.0%	$501	21.0%
Increases (decreases):
Domestic federal
Tax credits
LIHTC credits and benefits, net of amortization	(69)	(2.6)	(39)	(1.6)	(56)	(2.3)
Research and development credits	(24)	(0.9)	(28)	(1.2)	(24)	(1.0)
Investment tax credits	(37)	(1.4)	(20)	(0.8)	(30)	(1.3)
Other	(1)	—	(1)	—	(2)	(0.1)
Nontaxable and nondeductible items, net
Tax-exempt income	(35)	(1.3)	(29)	(1.2)	(28)	(1.2)
Other	7	0.3	1	—	2	0.1
Changes in valuation allowance	(7)	(0.3)	7	0.3	—	—
Domestic state and local income taxes, net of federal effect (1)	49	1.8	32	1.3	41	1.7
Foreign jurisdictions	2	0.1	5	0.2	2	0.1
Changes in unrecognized tax benefits	10	0.4	10	0.4	7	0.3
Provision for income taxes	$459	17.1%	$443	18.4%	$413	17.3%
(1)In 2025, state and local income taxes in New York, Minnesota, Illinois, New York City, New Jersey, Indiana and Wisconsin comprised greater than 50% of the tax effect in this category. In 2024, state and local income taxes in Illinois, New York, Pennsylvania, Minnesota, California, New York City, and Florida comprised greater than 50% of the tax effect in this category. In 2023, state and local income taxes in Illinois, New York, Minnesota, California, Tennessee, Florida, Indiana, and New Jersey comprised greater than 50% of the tax effect in this category.
2025 Form 10-K 149

Income taxes paid, net of refunds received, disaggregated by federal, state, local, and foreign tax jurisdictions in which income taxes paid (net of refunds received) are equal to or greater than five percent of total income taxes paid (net of refunds received), are summarized as follows.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Federal	$182	$43	$12
State and local:
Illinois	17	10	6
New York	*	11	*
New York City	*	7	*
Minnesota	*	*	9
California	*	*	6
Wisconsin	*	*	6
New Jersey	*	*	5
Other	63	43	37
Total state and local	80	71	69
Foreign:
Canada	*	9	9
Other	12	—	—
Total foreign	12	9	9
Total income taxes paid, net of refunds received	$274	$123	$90
*The amount of income taxes paid, net of refunds received, during the year does not meet the five percent disaggregation threshold, and the applicable amount is included in Other for disclosure purposes.
150 Huntington Bancshares Incorporated

The significant components of deferred tax assets and liabilities were as follows.

	At December 31,
(dollar amounts in millions)	2025	2024
Deferred tax assets:
Allowances for credit losses	$646	$559
Tax credit carryforward	561	452
Fair value adjustments	571	848
Research and development expenses	136	108
Lease liability	107	88
Net operating and other loss carryforward	78	90
Pension and other employee benefits	75	73
Accrued expense/prepaid	2	41
Other assets	12	9
Total deferred tax assets	2,188	2,268
Deferred tax liabilities:
Lease financing	701	968
Loan origination costs	181	162
Mortgage servicing rights	121	116
Right-of-use asset	84	64
Securities adjustments	54	48
Operating assets	47	78
Other liabilities	25	3
Total deferred tax liabilities	1,213	1,439
Net deferred tax asset before valuation allowance	975	829
Valuation allowance	(27)	(36)
Net deferred tax asset	$948	$793
At December 31, 2025, Huntington’s net deferred tax asset related to loss and other carryforwards was $639 million. This was comprised of federal net operating loss carryforwards of $30 million, which will begin expiring in 2030, state net operating loss carryforwards of $34 million, which will begin expiring in 2026, a federal capital loss carryforward of $10 million, which will begin expiring in 2026, state capital loss carryforwards of $4 million, which will begin expiring in 2026, general business credits of $560 million, which will begin expiring in 2044, and a corporate alternative minimum tax carryforward of $1 million, which may be carried forward indefinitely.
The valuation allowance for deferred tax assets as of December 31, 2025 was $27 million, which included a federal valuation allowance of $2 million and a state valuation allowance of $25 million.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2019. The 2020-2024 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2021.
The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024
Unrecognized tax benefits at beginning of year	$19	$8
Gross increases for tax positions taken during prior years	8	7
Gross decreases for tax positions taken during prior years	—	(2)
Gross increases for tax positions taken during current year	6	6
Settlements with taxing authorities	(4)	—
Unrecognized tax benefits at end of year	$29	$19
2025 Form 10-K 151

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. The amounts of accrued tax-related interest and penalties were immaterial at December 31, 2025 and 2024. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.
At December 31, 2025, retained earnings included approximately $182 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the corporate rate enacted at the time. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $38 million at December 31, 2025.
19. FAIR VALUES OF ASSETS AND LIABILITIES
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2025 and 2024.
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
152 Huntington Bancshares Incorporated

Direct purchase municipal securities, in addition to certain private-label CMOs and asset-backed securities, are classified as Level 3 and require estimates to determine fair value which results in greater subjectivity. The fair value is determined by utilizing a discounted cash flow valuation technique employed by a third-party valuation specialist. The third-party specialist uses assumptions related to yield, prepayment speed, conditional default rates and loss severity based on certain factors such as credit worthiness of the counterparty, prevailing market rates, and analysis of similar securities. Huntington evaluates the fair values provided by the third-party specialist for reasonableness.
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
Short-term borrowings
Short-term borrowings accounted for at fair value include debt and equity securities held by our broker dealer in its trading inventory and securities sold short as a hedging strategy for purposes of supporting client trading activities. Level 1 fair value positions are determined by quoted market prices available in an active market for identical securities. When quoted market prices are not available, fair values are classified as Level 2 and are determined using quoted prices for similar assets in active markets.
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
2025 Form 10-K 153

Assets and Liabilities measured at fair value on a recurring basis
The following tables present our assets and liabilities measured at fair value on a recurring basis, including instruments where we have elected the fair value option.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2025
Assets
Trading account securities	$—	$63	$—	$—	$63
Available-for-sale securities:
U.S. Treasury	4,635	—	—	—	4,635
Residential MBS	—	9,669	—	—	9,669
Residential CMO	—	5,197	—	—	5,197
Commercial MBS	—	1,831	—	—	1,831
Other agencies	—	150	—	—	150
Municipal securities	—	82	4,061	—	4,143
Corporate debt	—	178	—	—	178
Asset-backed securities	—	193	28	—	221
Private-label CMO	—	79	19	—	98
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	4,635	17,389	4,108	—	26,132
Other securities	30	12	—	—	42
Loans held for sale	—	885	—	—	885
Loans held for investment	—	105	62	—	167
MSRs	—	—	593	—	593
Other assets:
Derivative assets	—	499	8	(260)	247
Assets held in trust for deferred compensation plans	216	—	—	—	216
Liabilities
Short-term borrowings	131	7	—	—	138
Long-term debt	—	1,161	—	—	1,161
Derivative liabilities	—	514	5	(169)	350
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
154 Huntington Bancshares Incorporated

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2024
Assets
Trading account securities	$1	$52	$—	$—	$53
Available-for-sale securities:
U.S. Treasury	6,556	—	—	—	6,556
Residential MBS	—	10,017	—	—	10,017
Residential CMO	—	3,345	—	—	3,345
Commercial MBS	—	1,752	—	—	1,752
Other agencies	—	130	—	—	130
Municipal securities	—	34	3,954	—	3,988
Corporate debt	—	1,055	—	—	1,055
Asset-backed securities	—	262	49	—	311
Private-label CMO	—	88	21	—	109
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	6,556	16,693	4,024	—	27,273
Other securities	29	2	—	—	31
Loans held for sale	—	652	—	—	652
Loans held for investment	—	112	61	—	173
MSRs	—	—	573	—	573
Other assets:
Derivative assets	—	606	4	(344)	266
Assets held in trust for deferred compensation plans	191	—	—	—	191
Liabilities
Long-term debt	—	821	—	—	821
Derivative liabilities	—	666	2	(90)	578
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2025 Form 10-K 155

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

	Level 3 Fair Value Measurements
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Year Ended December 31, 2025
Opening balance	$573	$2	$3,954	$21	$49	$61
Transfers into Level 3	—	—	—	—	—	9
Transfers out of Level 3 (1)	—	(42)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	—
Mortgage banking income	(4)	45	—	—	—	—
Other noninterest income	—	(11)	—	—	—	—
Included in OCI	—	—	60	—	—	—
Purchases/originations	93	—	1,196	—	—	—
Sales		—	—	(4)	—	—
Repayments	—	—	—	—	—	(8)
Settlements	(69)	9	(1,148)	2	(21)	—
Closing balance	$593	$3	$4,061	$19	$28	$62
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$(4)	$3	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	53	—	—	—

156 Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Year Ended December 31, 2024
Opening balance	$515	$(2)	$3,335	$20	$75	$54
Transfers into Level 3	—	—	—	—	—	13
Transfers out of Level 3 (1)	—	(25)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(1)	(1)	—	(1)
Provision for credit losses	—	—	(2)	—	—	—
Mortgage banking income	60	24	—	—	—	—
Other noninterest income	—	(13)	—	—	—	—
Included in OCI	—	—	33	—	—	—
Purchases/originations	54	—	1,256	—	15	—
Repayments	—	—	—	—	—	(5)
Settlements	(56)	18	(667)	2	(41)	—
Closing balance	$573	$2	$3,954	$21	$49	$61
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$60	$(1)	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	27	—	—	—

	Level 3 Fair Value Measurements
			Available-for-sale securities
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Loans held for investment
Year Ended December 31, 2023
Opening balance	$494	$(2)	$3,248	$20	$74	$16
Transfers into Level 3	—	—	—	—	—	41
Transfers out of Level 3 (1)	—	(23)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(2)	(1)	—	(3)
Mortgage banking income	7	25	—	—	—	—
Other noninterest income	—	(2)	—	—	—	—
Included in OCI	—	—	73	—	1	—
Purchases/originations	63	—	928	1	—	—
Sales	(1)	—	—	—	—	—
Settlements	(48)	—	(912)	—	—	—
Closing balance	$515	$(2)	$3,335	$20	$75	$54
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$7	$(3)	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	47	—	1	—
(1)     Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
2025 Form 10-K 157

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At December 31, 2025
Assets
Loans held for sale	$885	$855	$30	$—	$—	$—
Loans held for investment	167	179	(12)	3	4	(1)
Liabilities
Long-term debt	1,161	1,151	(10)
At December 31, 2024
Assets
Loans held for sale	$652	$640	$12	$—	$—	$—
Loans held for investment	173	184	(11)	4	4	—
Liabilities
Long-term debt	821	817	(4)
The following table presents the net (losses) gains from fair value changes.

		Year Ended December 31,
(dollar amounts in millions)	Classification	2025	2024	2023
Loans held for sale	Mortgage banking income	$18	$(5)	$10
Loans held for investment	Mortgage banking income	(1)	(1)	(5)
Long-term debt	Other noninterest income	(6)	(4)	—
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
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses Year Ended
(dollar amounts in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2023
Collateral-dependent loans	$74	$192	$(86)	$(122)	$(21)
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
158 Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurements (1)
			At December 31, 2025				At December 31, 2024
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	6%	-	61%	8%	6%	-	43%	8%
		Spread over forward interest rate swap rates	5%	-	11%	5%	5%	-	10%	6%
Municipal securities and asset-backed securities	Discounted cash flow	Discount rate	4%	-	4%	4%	4%	-	5%	5%
		Cumulative default	—%	-	64%	3%	—%	-	39%	4%
		Loss given default (2)				20%				20%
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
2025 Form 10-K 159

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At December 31, 2025
Financial Assets
Cash and short-term assets	$14,078	$—	$—	$14,078	$14,078
Trading account securities	—	—	63	63	63
Available-for-sale securities	—	—	26,132	26,132	26,132
Held-to-maturity securities	15,258	—	—	15,258	13,636
Other securities	952	—	42	994	994
Loans held for sale	—	530	885	1,415	1,420
Net loans and leases (1)	146,938	—	167	147,105	146,273
Derivative assets	—	—	247	247	247
Assets held in trust for deferred compensation plans	—	—	216	216	216
Financial Liabilities
Deposits (2)	176,610	—	—	176,610	176,610
Short-term borrowings	1,123	—	138	1,261	1,261
Long-term debt	16,060	—	1,161	17,221	17,479
Derivative liabilities	—	—	350	350	350
At December 31, 2024
Financial Assets
Cash and short-term assets	$13,332	$—	$—	$13,332	$13,332
Trading account securities	—	—	53	53	53
Available-for-sale securities	—	—	27,273	27,273	27,273
Held-to-maturity securities	16,368	—	—	16,368	14,086
Other securities	792	—	31	823	823
Loans held for sale	—	2	652	654	654
Net loans and leases (1)	127,625	—	173	127,798	125,557
Derivative assets	—	—	266	266	266
Assets held in trust for deferred compensation plans	—	—	191	191	191
Financial Liabilities
Deposits (2)	162,448	—	—	162,448	162,455
Short-term borrowings	199	—	—	199	199
Long-term debt	15,553	—	821	16,374	16,573
Derivative liabilities	—	—	578	578	578
(1)Includes collateral-dependent loans.
(2)Includes $2.1 billion and $1.5 billion in time deposits in excess of the FDIC insurance coverage limit at December 31, 2025 and December 31, 2024, respectively.

160 Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
At December 31, 2025
Financial Assets
Trading account securities	$—	$63	$—	$—	$63
Available-for-sale securities	4,635	17,389	4,108	—	26,132
Held-to-maturity securities	2,368	11,268	—	—	13,636
Other securities (2)	30	12	—	—	42
Loans held for sale	—	885	535	—	1,420
Net loans and leases	—	105	146,168	—	146,273
Derivative assets	—	499	8	(260)	247
Financial Liabilities
Deposits	—	158,472	18,138	—	176,610
Short-term borrowings	131	1,130	—	—	1,261
Long-term debt	—	12,336	5,143	—	17,479
Derivative liabilities	—	514	5	(169)	350
At December 31, 2024
Financial Assets
Trading account securities	$1	$52	$—	$—	$53
Available-for-sale securities	6,556	16,693	4,024	—	27,273
Held-to-maturity securities	2,023	12,063	—	—	14,086
Other securities (2)	29	2	—	—	31
Loans held for sale	—	652	2	—	654
Net loans and leases	—	113	125,444	—	125,557
Derivative assets	—	606	4	(344)	266
Financial Liabilities
Deposits	—	147,045	15,410	—	162,455
Short-term borrowings	—	199	—	—	199
Long-term debt	—	11,242	5,331	—	16,573
Derivative liabilities	—	666	2	(90)	578
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.
2025 Form 10-K 161

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

	At December 31, 2025			At December 31, 2024
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$43,996	$109	$28	$45,634	$24	$—
Foreign exchange contracts	809	4	—	250	—	5
Derivatives not designated as Hedging Instruments
Interest rate contracts	49,284	260	389	42,359	456	580
Foreign exchange contracts	7,085	58	60	5,465	79	54
Equity contracts	912	33	5	823	20	2
Commodities contracts	822	40	37	683	29	27
Credit contracts	139	3	—	247	2	—
Total contracts	$103,047	$507	$519	$95,461	$610	$668
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Consolidated Income Statement.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
(dollar amounts in millions)		2025	2024	2023
Interest rate contracts:
Customer	Capital markets and advisory fees	$49	$37	$30
Mortgage banking	Mortgage banking income	—	(49)	(10)
Interest rate swaptions	Other noninterest income	—	—	(24)
Foreign exchange contracts	Capital markets and advisory fees	50	45	45
Equity contracts	Other noninterest income and other noninterest expense	(11)	(18)	(13)
Commodities contracts	Capital markets and advisory fees	3	4	5
Credit contracts	Other noninterest income	(7)	(14)	(2)
Total		$84	$5	$31
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
162 Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities, identified by the underlying interest rate-sensitive instruments.

	At December 31, 2025
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$5,147	$—	$—	$5,147
Loans	—	28,250	28	28,278
Long-term debt	10,599	—	—	10,599
Total notional value	$15,746	$28,250	$28	$44,024

	At December 31, 2024
(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Instruments associated with:
Investment securities	$10,987	$—	$—	$10,987
Loans	—	23,300	175	23,475
Long-term debt	11,347	—	—	11,347
Total notional value	$22,334	$23,300	$175	$45,809
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in decreases to net interest income of $106 million for the year ended December 31, 2025, $231 million for the year ended December 31, 2024, and $248 million for the year ended December 31, 2023.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $5.1 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, or other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged MBS portfolio has not been attributed to the individual AFS securities in our Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$(284)	$(246)	$(284)
Change in fair value of hedged investment securities (1)	281	239	282
Change in fair value of interest rate swaps hedging long-term debt (2)	225	(109)	141
Change in fair value of hedged long-term debt (2)	(224)	108	(141)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Consolidated Statements of Income.
2025 Form 10-K 163

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
	At December 31,		At December 31,
(dollar amounts in millions)	2025	2024	2025	2024
Assets
Investment securities (1)	$11,402	$16,390	$(177)	$(458)
Liabilities
Long-term debt (2)	11,066	11,589	1	(223)
(1)Amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio that is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amounts of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(42) million at December 31, 2025 and $(56) million at December 31, 2024.
Cash Flow Hedges
At December 31, 2025, Huntington had $28.3 billion of interest rate swaps and floors that are designated as cash flow hedges for variable-rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight-line basis as a reduction to interest income over the contractual life of these contracts.
At December 31, 2025, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months totaled $15 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. These derivatives were in a net asset position of $2 million at December 31, 2025 and $7 million and December 31, 2024. At December 31, 2025 and December 31, 2024, Huntington had commitments to sell residential real estate loans of $1.2 billion and $869 million, respectively. These contracts mature in less than one year.
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
164 Huntington Bancshares Incorporated

MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Trading gains (losses) are included in mortgage banking income in the Consolidated Statements of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading gains (losses) related to MSR hedging activity is summarized in the following tables.

		At December 31,
(dollar amounts in millions)		2025	2024
Notional value		$2,658	$1,780
Trading liabilities		18	45

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Trading gains (losses)	$5	$(60)	$(10)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2025 and December 31, 2024, were $58 million and $72 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $52.8 billion and $45.2 billion at December 31, 2025 and December 31, 2024, respectively. Huntington’s credit risk from customer derivatives was $168 million and $76 million at the same dates, respectively.
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
Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Additionally, collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with two primary groups: 1) broker-dealers and banks, and 2) Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into collateral and master netting agreements with these counterparties and routinely exchanges cash and high quality securities collateral.
Huntington also enters into transactions with customers to meet their financing, investing, payment and risk-management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
2025 Form 10-K 165

In addition, Huntington clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $73 million and $192 million at December 31, 2025 and December 31, 2024, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At December 31, 2025, Huntington pledged $174 million of investment securities and cash collateral to counterparties, while other counterparties pledged $195 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
		Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized assets			Financial instruments	Cash collateral received	Net amount
At December 31, 2025	$507	$(260)	$247	$(2)	$(100)	$145
At December 31, 2024	610	(344)	266	(5)	(35)	226

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross amounts offset in the consolidated balance sheets	Net amounts of liabilities presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
(dollar amounts in millions)	Gross amounts of recognized liabilities			Financial instruments	Cash collateral delivered	Net amount
At December 31, 2025	$519	$(169)	$350	$(120)	$(15)	$215
At December 31, 2024	668	(90)	578	(67)	(316)	195
21. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Consolidated Balance Sheets.

(dollar amounts in millions)	At December 31, 2025	At December 31, 2024
Assets
Net loans and leases	$669	$1,122
Other assets	431	264
Total assets	$1,100	$1,386
Liabilities
Long-term borrowings	$600	$1,023
Other liabilities	152	109
Total liabilities	$752	$1,132
166 Huntington Bancshares Incorporated

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
Consolidated VIEs at December 31, 2025 and December 31, 2024 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At December 31, 2025
Affordable housing tax credit partnerships	$2,453	$946	$2,453
Trust preferred securities	14	262	—
Other investments	1,465	196	1,465
Total	$3,932	$1,404	$3,918
At December 31, 2024
Affordable housing tax credit partnerships	$2,382	$1,065	$2,382
Trust preferred securities	14	248	—
Other investments	1,201	168	1,201
Total	$3,597	$1,481	$3,583
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
2025 Form 10-K 167

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

	At December 31,
(dollar amounts in millions)	2025	2024
Affordable housing tax credit investments	$3,898	$3,628
Less: amortization	(1,445)	(1,246)
Net affordable housing tax credit investments	$2,453	$2,382
Unfunded commitments	$946	$1,065
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Tax credits and other tax benefits recognized	$331	$273	$260
Proportional amortization expense included in provision for income taxes	261	234	205
The initial investment in affordable housing tax credit investments and subsequent tax credits, benefits, and amortization are included within operating activities in the Consolidated Statements of Cash Flows.
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

	At December 31,
(dollar amounts in millions)	2025	2024
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$47,736	$37,422
Consumer loan portfolio	21,659	19,993
Commercial real estate	4,036	2,089
Standby letters of credit and guarantees on industrial revenue bonds	895	725
168 Huntington Bancshares Incorporated

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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third party. These conditional commitments are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions and mature within two years. Since the conditions under which Huntington is required to fund these conditional commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these conditional commitments was $31 million and $27 million at December 31, 2025 and December 31, 2024, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $366 million and $201 million as of December 31, 2025 and December 31, 2024, respectively, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired. As of December 31, 2025, the Company did not expect to be subject to any make-whole provisions under these guarantees.
Litigation and Regulatory Matters
In the ordinary course of business, Huntington is, or may be a defendant in, or party to, pending and threatened legal and regulatory actions and proceedings.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $20 million at December 31, 2025 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
2025 Form 10-K 169

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
As of December 31, 2025, Huntington’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the applicable capital buffer requirements. Please refer to the table below for a summary of Huntington’s and the Bank’s regulatory capital ratios.

		Minimum	Minimum Ratio +
		Regulatory	Capital Buffer (1)		Well-	At December 31,
		Capital	At December 31,		Capitalized	2025		2024
(dollar amounts in millions)		Ratios	2025	2024	Minimums	Ratio	Amount	Ratio	Amount
CET1 risk-based capital	Consolidated	4.5%	7.0%	7.0%	N/A	10.4%	$17,286	10.5%	$15,127
	Bank	4.5	7.0	7.0	6.5%	11.7	19,426	11.6	16,540
Tier 1 risk-based capital	Consolidated	6.0	8.5	8.5	6.0	12.0	20,027	11.9	17,126
	Bank	6.0	8.5	8.5	8.0	12.4	20,626	12.4	17,746
Total risk-based capital	Consolidated	8.0	10.5	10.5	10.0	14.2	23,593	14.3	20,565
	Bank	8.0	10.5	10.5	10.0	14.0	23,165	14.1	20,240
Tier 1 leverage	Consolidated	4.0	N/A	N/A	N/A	9.3	20,027	8.6	17,126
	Bank	4.0	N/A	N/A	5.0	9.6	20,626	8.9	17,746
(1)    The SCB, applicable to Huntington, was 2.5% at both December 31, 2025 and December 31, 2024. The CCB, applicable to the Bank, was 2.5% at both December 31, 2025 and December 31, 2024.
Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2025, the Bank could lend $2.3 billion to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
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
170 Huntington Bancshares Incorporated

24. PARENT-ONLY FINANCIAL STATEMENTS
The parent-only financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	At December 31,
(dollar amounts in millions)	2025	2024
Assets
Cash and due from banks	$3,588	$4,103
Due from The Huntington National Bank	3,116	2,817
Due from non-bank subsidiaries	18	18
Investment in The Huntington National Bank	24,712	20,127
Investment in non-bank subsidiaries	357	331
Accrued interest receivable and other assets	991	811
Total assets	$32,782	$28,207
Liabilities and shareholders’ equity
Long-term borrowings	$7,024	$7,177
Dividends payable, accrued expenses, and other liabilities	1,416	1,290
Total liabilities	8,440	8,467
Shareholders’ equity (1)	24,342	19,740
Total liabilities and shareholders’ equity	$32,782	$28,207
(1)See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Income
Dividends from:
The Huntington National Bank	$795	$2,041	$1,706
Non-bank subsidiaries	55	15	27
Interest from:
The Huntington National Bank	164	204	77
Non-bank subsidiaries	1	2	2
Other	—	3	(1)
Total income	1,015	2,265	1,811
Expense
Personnel costs	10	7	5
Interest on borrowings	404	365	252
Other	256	176	191
Total expense	670	548	448
Income before income taxes and equity in undistributed net income of subsidiaries	345	1,717	1,363
Provision (benefit) for income taxes	(111)	(73)	(75)
Income before equity in undistributed net income of subsidiaries	456	1,790	1,438
Increase in undistributed net income of:
The Huntington National Bank	1,729	78	486
Non-bank subsidiaries	26	72	27
Net income	2,211	1,940	1,951
Other comprehensive income (loss) (1)	958	(190)	422
Comprehensive income	$3,169	$1,750	$2,373
(1)See Consolidated Statements of Comprehensive Income for other comprehensive (loss) income detail.
2025 Form 10-K 171

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in millions)	2025	2024	2023
Operating activities
Net income	$2,211	$1,940	$1,951
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,755)	(150)	(513)
Depreciation and amortization	9	7	—
Other, net	278	(121)	192
Net cash provided by operating activities	743	1,676	1,630
Investing activities
Investment in subsidiaries	—	(1,750)	—
Repayments from subsidiaries	—	1,107	503
Advances to subsidiaries	(450)	(1,700)	(1,753)
Net cash received from business combinations	13	—	—
Other, net	(27)	(21)	(10)
Net cash used in investing activities	(464)	(2,364)	(1,260)
Financing activities
Net proceeds from issuance of long-term debt	—	2,995	1,250
Repayment of long-term debt	(489)	(734)	(323)
Dividends paid on common and preferred stock	(1,016)	(1,047)	(1,034)
Net proceeds from issuance of preferred stock	741	—	317
Redemption/repurchase of preferred stock	—	(410)	(82)
Other, net	(30)	(14)	(22)
Net cash provided by (used in) financing activities	(794)	790	106
Increase (decrease) in cash and cash equivalents	(515)	102	476
Cash and cash equivalents at beginning of year	4,103	4,001	3,525
Cash and cash equivalents at end of year	$3,588	$4,103	$4,001
Supplemental disclosure:
Interest paid	$384	$332	$228
Non-cash activity:
Fair value of long-term debt assumed in business combination	159	—	—
25. SEGMENT REPORTING
Huntington’s business segments are based on our internally aligned segment leadership structure, which is how management monitors results and assesses performance. Huntington reports on two business segments: Consumer & Regional Banking and Commercial Banking.
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
172 Huntington Bancshares Incorporated

The following is a description of our business segments:
Consumer & Regional Banking - Consumer & Regional Banking delivers a comprehensive suite of consumer and business financial solutions through a customer-first, digitally enabled model. The segment encompasses Consumer Lending, Regional Banking, Branch Banking, and Wealth Management, offering products such as deposits, lending, payments, mortgage banking, dealer financing, investment management, personal trust and estate services, brokerage, insurance, and related financial solutions. We serve customers through our integrated network of regional banking and national specialty finance channels, including branches and ATMs, award-winning mobile and online platforms, interactive video teller technology, customer care centers, and strategic partnerships. Our approach combines local market expertise with national scale, enabling personalized experiences and convenient access to banking services.
Commercial Banking - The Commercial Banking segment provides expertise through bankers, capabilities, and digital channels, which include a comprehensive set of product offerings. Our target clients span from mid-market to large corporates across a national footprint. The Commercial Banking segment leverages internal partnerships for wealth management, trust, insurance, payments, and treasury management capabilities. In particular, our payment capabilities continue to expand as we develop unique solutions for our diverse client segments, including Huntington ChoicePay. This segment includes customers in Middle Market Banking, Corporate, Specialty, and Government Banking, Asset Finance, Commercial Real Estate Banking, Capital Markets, and National Settlements.
All other items not included within our two business segments are reported within the Treasury / Other function, which primarily includes technology and operations, other unallocated assets, liabilities, revenues, and expenses.
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
2025 Form 10-K 173

The following tables present certain operating basis financial information for each reportable business segment reconciled to Huntington’s consolidated financial results.

Income Statements (dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Year Ended December 31, 2025
Net interest income (loss)	$4,127	$2,150	$(286)	$5,991
Provision for credit losses	309	154	—	463
Net interest income (loss) after provision for credit losses	3,818	1,996	(286)	5,528
Noninterest income (loss)	1,424	761	(10)	2,175
Noninterest expense:
Direct personnel costs	1,229	617	1,149	2,995
Other noninterest expense, including corporate allocations	2,163	693	(836)	2,020
Total noninterest expense	3,392	1,310	313	5,015
Income (loss) before income taxes	1,850	1,447	(609)	2,688
Provision (benefit) for income taxes	388	304	(233)	459
Income attributable to non-controlling interest	—	18	—	18
Net income (loss) attributable to Huntington	$1,462	$1,125	$(376)	$2,211
Year Ended December 31, 2024
Net interest income (loss)	$4,070	$2,123	$(848)	$5,345
Provision for credit losses	284	136	—	420
Net interest income (loss) after provision for credit losses	3,786	1,987	(848)	4,925
Noninterest income	1,301	716	23	2,040
Noninterest expense:
Direct personnel costs	1,135	607	959	2,701
Other noninterest expense, including corporate allocations	2,038	611	(788)	1,861
Total noninterest expense	3,173	1,218	171	4,562
Income (loss) before income taxes	1,914	1,485	(996)	2,403
Provision (benefit) for income taxes	402	312	(271)	443
Income attributable to non-controlling interest	—	20	—	20
Net income (loss) attributable to Huntington	$1,512	$1,153	$(725)	$1,940
Year Ended December 31, 2023
Net interest income (loss)	$3,717	$2,162	$(440)	$5,439
Provision for credit losses	246	156	—	402
Net interest income (loss) after provision for credit losses	3,471	2,006	(440)	5,037
Noninterest income	1,257	646	18	1,921
Noninterest expense:
Direct personnel costs	1,138	502	889	2,529
Other noninterest expense, including corporate allocations	1,926	632	(513)	2,045
Total noninterest expense	3,064	1,134	376	4,574
Income (loss) before income taxes	1,664	1,518	(798)	2,384
Provision (benefit) for income taxes	349	319	(255)	413
Income attributable to non-controlling interest	—	20	—	20
Net income (loss) attributable to Huntington	$1,315	$1,179	$(543)	$1,951

	Assets at December 31,		Deposits at December 31,
(dollar amounts in millions)	2025	2024	2025	2024
Consumer & Regional Banking	$87,307	$78,841	$117,188	$111,390
Commercial Banking	79,798	66,919	50,657	43,366
Treasury / Other	58,001	58,470	8,765	7,692
Total	$225,106	$204,230	$176,610	$162,448
174 Huntington Bancshares Incorporated

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, Huntington’s disclosure controls and procedures were effective.
As permitted by guidance issued by the Office of the Chief Accountant of the SEC, companies may exclude controls of an acquired business from their assessment of internal control over financial reporting for a period not to extend more than one year beyond the date of the acquisition. Management’s assessment of the effectiveness of Huntington’s internal control over financial reporting as of December 31, 2025 did not include the internal controls of Veritex Holdings, Inc. and its subsidiaries (“Veritex”), which Huntington acquired on October 20, 2025. The financial results of Veritex are included in Huntington’s consolidated financial statements since the date of acquisition. As of and for the year ended December 31, 2025, Veritex's assets and revenues represented approximately 5% and 1% of Huntington’s consolidated assets and revenues, respectively. See "Note 3. Business Combinations" for further discussion of the Veritex acquisition and its impact on Huntington’s consolidated financial statements.
Internal Control Over Financial Reporting
Information required by this item is set forth in the Report of Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
Trading Plans

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Duration (2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement (3)
Scott D. Kleinman, Senior Executive Vice President & President of Commercial Banking	Rule 10b5-1 Trading Arrangement	December 8, 2025	December 2, 2026	Up to 149,414.009
(1)    Except as indicated by footnote, each trading arrangement marked as “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2)    Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(3)    Includes: (i) up to a maximum of 66,769.764 Performance Stock Units, net of shares withheld to cover tax withholding obligations, anticipated to vest during the term of the plan; (ii) up to a maximum of 36,126.939 shares of common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of Restricted Share Units with the original grant date of March 1, 2022; (iii) up to a maximum of 33,384.306 shares of common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of Restricted Share Units with the original grant date of March 1, 2023; (iv) 1,968 shares of common stock issuable on the exercise of employee stock options expected to be exercised via same day sale; and (v) 11,165 shares of common stock issuable upon the exercise of employee stock options expected to be exercised via same day sale.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
2025 Form 10-K 175

PART III
We refer in Part III of this report to relevant sections of our 2026 Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2025 fiscal year. Portions of our 2026 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors, Executive Officers, and Corporate Governance
Information required by this item is set forth under the captions Election of Directors, Our Executive Officers, Family Relationships, Delinquent Section 16(a) Reports, Codes of Ethics, Proposals by Shareholders for the 2027 Annual Meeting, Recommendations for Directorship, and Board Committee Information of our 2026 Proxy Statement, which is incorporated by reference into this item.
Item 11: Executive Compensation
Information required by this item is set forth under the captions Compensation of Executive Officers and Compensation of Directors of our 2026 Proxy Statement, which is incorporated by reference into this item.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2025.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2)(3) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (5) (c)
Equity compensation plans approved by security holders	35,115,299	$12.84	37,658,717
Equity compensation plans not approved by security holders	—	—	—
Total	35,115,299	$12.84	37,658,717
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
(3)As of December 31, 2025, an additional 211,564 common shares, at a weighted-average exercise price of $17.35, are to be issued upon exercise or vesting under the TCF Incentive Plan, which was assumed in the acquisition of TCF, is no longer active, and for which Huntington has not reserved the right to make subsequent grants or awards.
(4)The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock units and performance share units, and unreleased deferred share units as these awards do not have an exercise price.
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
The information related to Item 403 of Regulation S-K is set forth under the caption Ownership of Voting Stock of our 2026 Proxy Statement, which is incorporated by reference into this item.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the captions Review, Approval, or Ratification of Transactions with Related Persons and Independence of Directors of our 2026 Proxy Statement, which are incorporated by reference into this item.
176 Huntington Bancshares Incorporated

Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption Audit Matters of our 2026 Proxy Statement, which is incorporated by reference into this item.

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
2025 Form 10-K 177

Exhibit Index
This report incorporates by reference the documents listed below that we have previously filed with the SEC. The SEC allows us to incorporate by reference information in this document. The information incorporated by reference is considered to be a part of this document, except for any information that is superseded by information that is included directly in this document.
The SEC maintains a website that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the website is http://www.sec.gov. The reports and other information filed by us with the SEC are also available free of charge on the Investor Relations portion of our website. The address of the website is http://www.ir.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report. Our reports, proxy statements, and other information about us is also available for inspection at the offices of the Nasdaq National Market at 33 Whitehall Street, New York, New York 10004.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of December 13, 2020, by and between Huntington Bancshares Incorporated and TCF Financial Corporation	Current Report on Form 8-K dated December 13, 2020.	001-34073	2.1
2.2	Agreement and Plan of Merger, dated as of July 13, 2025, by and between Huntington Bancshares Incorporated and Veritex Holdings, Inc.	Current Report on Form 8-K dated July 13, 2025.	001-34073	2.1
2.3	Agreement and Plan of Merger, dated as of October 26, 2025, by and among Huntington Bancshares Incorporated, The Huntington National Bank and Cadence Bank.	Current Report on Form 8-K dated October 26, 2025.	001-34073	2.1
3.1	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.2	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.1
3.6	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021	Current Report on Form 8-K dated June 8, 2021	001-34073	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023	Current Report on Form 8-K dated March 2, 2023	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of September 10, 2025	Current Report on Form 8-K dated September 10, 2025.	001-34073	3.1
3.9	Articles Supplementary of Huntington Bancshares Incorporated, effective as of February 1, 2026	Registration Statement on Form 8-A filed January 30, 2026	001-34073	4.2
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 17, 2024	Current Report on Form 8-K dated July 17, 2024	001-34073	3.1
4.1
Instruments defining the Rights of Security Holders — reference is made to Articles Fifth and Eighth of Exhibit A to the Articles of Restatement of Huntington Bancshares Incorporated, as amended and supplemented.

4.2	Description of Securities
10.1	*Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K, dated November 28, 2012.	001-34073	10.3
10.2(P)	*Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed January 28, 1991.	33-10546	4(a)
10.3	*The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.4	*Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.5	*Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.6	*Restricted Stock Unit Deferral Agreement.	Current Report on Form 8-K dated July 18, 2006.	000-02525	99.3
10.7	*Director Deferred Stock Award Notice.	Current Report on Form 8-K dated July 24, 2006.	000-02525	99.4
10.8	*Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G
178 Huntington Bancshares Incorporated

10.9	*Second Amendment to the 2007 Stock and Long-Term Incentive Plan.	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.	001-34073	A
10.10	*Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A
10.11	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.	001-34073	A
10.12	*Amended and Restated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors.	Annual Report on Form 10-K for the year ended December 31, 2017.	001-34073	10.33
10.13	*First Amendment to the 2015 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	001-34073	10.1
10.14	*Huntington Bancshares Incorporated Amended and Restated 2018 Long-Term Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.22
10.15	*Form of 2018 Stock Option Grant Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	001-34073	10.2
10.16	*Executive Deferred Compensation Plan, amended as of January 18, 2022.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.25
10.17	*Huntington Supplemental 401(k) Plan (f/k/a Huntington Supplemental Stock Purchase and Savings Plan and Trust), as amended and restated effective January 1, 2019.	Annual Report on Form 10-K for the year ended December 31, 2018.	001-34073	10.40
10.18	*Transition Agreement dated May 13, 2019, by and between The Huntington National Bank and Howell D. McCullough.	Current Report on Form 8-K, dated May 13, 2019.	001-34073	10.1
10.19	*Second Amendment to Huntington Supplemental 401(k) Plan dated October 22, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.1
10.20	*First Amendment to The Huntington National Bank Supplemental Retirement Income Plan dated October 23, 2019.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.	001-34073	10.2
10.21	*Management Incentive Plan effective for Plan Years Beginning On or After January 1, 2020.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.	001-34073	10.1
10.22	*Letter Agreement dated February 2, 2021, by and between Huntington Bancshares Incorporated and Michael Jones.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.32
10.23	*Letter Agreement dated February 4, 2021, by and between Huntington Bancshares Incorporated and Thomas C. Shafer.	Annual Report on Form 10-K for the year ended December 31, 2021.	001-34073	10.33
10.24	*TCF Employees Omnibus Deferred Compensation Plan, as restated effective April 15, 2019.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(rr)
10.25	*Rabbi Trust Agreement for TCF Employees Omnibus Deferred Compensation Plan.	TCF Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.	000-08185	10(ss)
10.26	*Form of 2022 Restricted Stock Unit Agreement	Annual Report on Form 10-K for year ended December 31, 2022.	001-34073	10.43
10.27	*Separation Agreement dated August 7, 2023 by and between The Huntington National Bank and Sandra E. Pierce.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.	001-34073	10.1
10.28	*Amendment to Executive Deferred Compensation Plan, dated April 28, 2023.	Annual Report on Form 10-K for the year ended December 31, 2023	001-34073	10.45
10.29	*Separation Agreement dated January 19,2024 by and between The Huntington National Bank and Julie Tutkovics.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2024	001-34073	10.1
10.30	*Huntington Bancshares Incorporated 2024 Long-Term Incentive Plan.	Current Report on Form 8-K dated April 17, 2024	001-34073	10.1
10.31	*Letter Agreement dated May 31, 2024, by and between Huntington Bancshares Incorporated and Gary Torgow.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	001-34073	10.2
10.32	*Letter Agreement dated October 26, 2025, by and between Huntington Bancshares Incorporated and James D. Collins III.
19	Insider Trading Policy
21.1	Subsidiaries of the Registrant
22	Subsidiary Issuers of Guaranteed Securities
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
97	Financial Restatement Compensation Recoupment Policy
101
The following material from Huntington’s Form 10-K Report for the year ended December 31, 2025, formatted in Inline XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
	* Denotes management contract or compensatory plan or arrangement.
2025 Form 10-K 179

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th Day of February, 2026.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Zachary Wasserman
	Stephen D. Steinour		Zachary Wasserman
	Chairman, President, Chief Executive		Senior Executive Vice President, Chief Financial
	Officer, and Director (Principal Executive Officer)		Officer (Principal Financial Officer)

		By:	/s/ Nancy E. Maloney
Nancy E. Maloney
Executive Vice President, Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th Day of February, 2026.

Ann B. Crane *	Alice Rodriguez *
Ann B. Crane	Alice Rodriguez
Director	Director

Rafael Andres Diaz-Granados *	James D. Rollins III *
Rafael Andres Diaz-Granados	James D. Rollins III
Director	Director

Virginia A. Hepner *	Teresa H. Shea *
Virginia A. Hepner	Teresa H. Shea
Director	Director

John C. Inglis *	Roger J. Sit *
John C. Inglis	Roger J. Sit
Director	Director

Katherine M.A. Kline *	Jeffrey L. Tate *
Katherine M.A. Kline	Jeffrey L. Tate
Director	Director

Richard W. Neu *	Gary Torgow *
Richard W. Neu	Gary Torgow
Director	Director

Kenneth J. Phelan *	*/s/ Marcy C. Hingst
Kenneth J. Phelan	Marcy C. Hingst
Director	Attorney-in-fact for each of the persons indicated

David L. Porteous *
David L. Porteous
Director
180 Huntington Bancshares Incorporated