Form 10-Q
period 2026-03-31
HUNTINGTON BANCSHARES INC /MD/
filed 2026-04-30
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	1-34073	31-0724920
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
Registrant’s address: 41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number, including area code: (614) 480-2265
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares (each representing a 1/40th interest in a share of 4.500% Series H Non-Cumulative, perpetual preferred stock)	HBANP	The Nasdaq Stock Market LLC
Depositary Shares (each representing a 1/1000th interest in a share of 5.70% Series I Non-Cumulative, perpetual preferred stock)	HBANM	The Nasdaq Stock Market LLC
Depositary Shares (each representing a 1/40th interest in a share of 6.875% Series J Non-Cumulative, perpetual preferred stock)	HBANL	The Nasdaq Stock Market LLC
Depositary Shares (each representing a 1/1000th interest in a share of 5.50% Series L Non-Cumulative, perpetual preferred stock)	HBANZ	The Nasdaq Stock Market LLC
Common Stock—Par Value $0.01 per Share	HBAN	The Nasdaq Stock Market LLC
Nasdaq Texas, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 2,027,130,587 shares of the registrant’s common stock ($0.01 par value) outstanding on March 31, 2026.
2    Huntington Bancshares Incorporated

HUNTINGTON BANCSHARES INCORPORATED
Form 10-Q for the quarter ended March 31, 2026
2026 1Q Form 10-Q    3

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses	NAICS	North American Industry Classification System
AFS	Available-for-Sale	NALs	Nonaccrual Loans
ALCO	Asset-Liability Management Committee	NCO	Net Charge-off
ALLL	Allowance for Loan and Lease Losses	NII	Net Interest Income
AOCI	Accumulated Other Comprehensive Income (Loss)	NIM	Net Interest Margin
ASC	Accounting Standards Codification	NM	Not Meaningful
ASU	Accounting Standards Update	NPAs	Nonperforming Assets
AULC	Allowance for Unfunded Lending Commitments	OCC	Office of the Comptroller of the Currency
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013	OCI	Other Comprehensive Income (Loss)
Board	Board of Directors	OLEM	Other Loans Especially Mentioned
C&I	Commercial and Industrial	PCD	Purchased Credit Deteriorated
Cadence	Cadence Bank	ROC	Risk Oversight Committee
CDI	Core Deposit Intangible	RV	Recreational Vehicle
CDS	Credit Default Swap	SBA	Small Business Administration
CECL	Current Expected Credit Losses	SCB	Stress Capital Buffer
CET1	Common Equity Tier 1	SEC	Securities and Exchange Commission
CFPB	Bureau of Consumer Financial Protection	SOFR	Secured Overnight Financing Rate
CLN	Credit Linked Note	SPE	Special Purpose Entity
CME	Chicago Mercantile Exchange	TBA	To Be Announced
CMO	Collateralized Mortgage Obligations	U.S.	United States of America
CRE	Commercial Real Estate	U.S. Treasury	U.S. Department of the Treasury
EOP	End of Period	Veritex	Veritex Holdings, Inc.
EVE	Economic Value of Equity	VIE	Variable Interest Entity
FDIC	Federal Deposit Insurance Corporation	XBRL	eXtensible Business Reporting Language
Fed Fund	The targeted rate by the Federal Reserve to secure overnight funding
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Janney	Janney Montgomery Scott LLC
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking and financial services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of March 31, 2026, we operated over 1,400 branches in 21 states, with our Commercial and Vehicle
Finance businesses delivering expertise nationally.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. This MD&A provides only material updates to the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on
Form 10-K”), and therefore, should be read in conjunction with the 2025 Annual Report on Form 10-K. This MD&A should also be read in conjunction with the Unaudited Consolidated Financial Statements, Notes to Unaudited
Consolidated Financial Statements, and other information contained in this report.
In this MD&A we refer to FTE net interest income and FTE total revenue. These financial measures are not required by, or calculated in accordance with GAAP, and may not be calculated the same as similarly titled measures used by other companies. These financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures, see the "Non-GAAP Financial Measures" within the
“Additional Disclosures” section below.
EXECUTIVE OVERVIEW
Veritex and Cadence Acquisitions
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
Effective February 1, 2026, Huntington completed the acquisition of Cadence Bank (“Cadence”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, whereby Cadence merged with and into Huntington
National Bank, with Huntington National Bank as the surviving bank. Upon completion of the merger, Huntington issued 462 million shares of its common stock to Cadence shareholders of record as of the merger date, in addition to the conversion of certain Cadence equity awards into Huntington equity awards. Further, each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence was converted into the right to receive one depositary share representing 1/1000 of a share of a newly created 5.50% Series L Non-Cumulative Perpetual
Preferred Stock of Huntington. Consideration from the transaction totaled $8.3 billion.
Historical periods reflect results of legacy Huntington operations. Subsequent to the closing of each respective acquisition, results reflect combined post-acquisition activity. For further information on the Veritex and Cadence acquisitions, refer to Note 3 - “Business Combinations” of the Notes to Unaudited Consolidated Financial
Statements.
2026 1Q Form 10-Q    5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly Income Statement Data
	Three Months Ended
(amounts in millions, except per share data)	March 31, 2026	March 31, 2025	Change
			Amount	Percent
Interest income	$3,086	$2,489	$597	24%
Interest expense	1,195	1,063	132	12
Net interest income	1,891	1,426	465	33
Provision for credit losses	158	115	43	37
Net interest income after provision for credit losses	1,733	1,311	422	32
Noninterest income	682	494	188	38
Noninterest expense	1,774	1,152	622	54
Income before income taxes	641	653	(12)	(2)
Provision for income taxes	114	122	(8)	(7)
Income after income taxes	527	531	(4)	(1)
Income attributable to non-controlling interest	4	4	—	—
Net income attributable to Huntington	523	527	(4)	(1)
Dividends on preferred shares	41	27	14	52
Net income applicable to common shares	$482	$500	$(18)	(4)%
Average common shares—basic	1,869	1,454	415	29%
Average common shares—diluted	1,901	1,482	419	28
Net income per common share—basic	$0.26	$0.34	$(0.08)	(24)
Net income per common share—diluted	0.25	0.34	(0.09)	(26)
Cash dividends declared per common share	0.155	0.155	—	—
Return on average total assets	0.81%	1.04%
Return on average common shareholders’ equity	7.2	11.3
Return on average tangible common shareholders’ equity (1)	11.6	16.7
Net interest margin (2)	3.24	3.10
Efficiency ratio (3)	67.2	58.9
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$1,891	$1,426	$465	33%
FTE adjustment (2)	19	15	4	27
Net interest income, FTE (non-GAAP) (2)	1,910	1,441	469	33
Noninterest income	682	494	188	38
Total revenue, FTE (non-GAAP) (2)	$2,592	$1,935	$657	34%
(1)Net income applicable to common shares excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity, which represents a non-GAAP measure. Average tangible common shareholders’ equity equals average total common shareholders’
equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred taxes and calculated assuming a 21% tax rate.
(2)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(3)Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains
(losses), which represents a non-GAAP measure.
6    Huntington Bancshares Incorporated

Summary of 2026 First Quarter Results Compared to 2025 First Quarter
For the first quarter of 2026, we reported net income attributable to Huntington of $523 million, or $0.25 per diluted common share, compared with $527 million, or $0.34 per diluted common share, in the year-ago quarter.
The first quarter of 2026 reported net income was impacted by $263 million, or $210 million after tax, of acquisition-
related expenses and $8 million, or $6 million after tax, of CECL initial provision expense related to the Cadence acquisition, which reduced diluted earnings by $0.12 per common share.
Net interest income was $1.9 billion for the first quarter of 2026, an increase of $465 million, or 33%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $469 million, or 33%, from the year-ago quarter. The increase in FTE net interest income primarily reflected a $50.7 billion, or 27%, increase in average earning assets and a 14 basis point increase in the FTE NIM to 3.24%, partially offset by a $40.1 billion, or
27%, increase in average interest-bearing liabilities. The increases in average earning assets and interest-bearing liabilities were attributable to a combination of the Cadence and Veritex acquisitions, as well as organic growth. The
NIM increase was primarily due to a decrease in funding costs, partially offset by a decrease in yields on earning assets.
The provision for credit losses increased $43 million, or 37%, from the year-ago quarter to $158 million in the first quarter of 2026. The ACL increased $890 million from the year-ago quarter to $3.4 billion, or 1.78% of total loans and leases, in the first quarter of 2026, compared to $2.5 billion, or 1.87% of total loans and leases, for the year-ago quarter. The increase in the ACL was driven by the ACL recorded for loans acquired in the Cadence and
Veritex transactions, in addition to loan and lease growth, partially offset by a decrease in the overall ACL coverage ratio.
Noninterest income, inclusive of the impact from the Cadence and Veritex acquisitions, was $682 million, an increase of $188 million, or 38%, from the year-ago quarter. The increase in noninterest income was driven by increases across all major noninterest income categories. Noninterest expense, inclusive of the impact from the
Cadence and Veritex acquisitions, was $1.8 billion, an increase of $622 million, or 54%, from the year-ago quarter.
The increase in noninterest expense was primarily due to $263 million of acquisition-related expenses, in addition to higher personnel costs, outside data processing and other services, and amortization of intangibles.
Consolidated Balance Sheet and Capital Ratios as of March 31, 2026 Compared to Prior Year End
Total assets at March 31, 2026 were $285.4 billion, an increase of $60.3 billion, or 27%, compared to
December 31, 2025. The increase in total assets was primarily driven by $51.3 billion of assets acquired as a result of the completion of the Cadence acquisition, an increase in interest-earning deposits with banks, goodwill resulting from the Cadence acquisition, and organic loan growth. Total liabilities at March 31, 2026 were $252.8 billion, an increase of $52.1 billion, or 26%, compared to December 31, 2025. The increase in total liabilities was primarily driven by $46.5 billion of liabilities assumed as a result of the completion of the Cadence acquisition, additional short- and long-term borrowings, and organic deposit growth.
The tangible common equity to tangible assets ratio, a non-GAAP measure, was 7.0% at March 31, 2026, down slightly compared to 7.1% at December 31, 2025, as an increase in tangible common equity from current period earnings, net of dividends, and the impact of the Cadence acquisition, were offset by a decline in AOCI, common share repurchases, and an increase in tangible assets. The CET1 risk-based capital ratio was 10.2% at March 31,
2026, compared to 10.4% at December 31, 2025, with the decrease driven by the impact of the Cadence acquisition and share repurchases, partially offset by an increase in regulatory capital from current period earnings, net of dividends.
2026 1Q Form 10-Q    7

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
Our quarterly results reflect continued progress across our organic growth initiatives, supported by the combination of existing and new business, and our partnerships with Cadence and Veritex. Driven by our robust liquidity, capital, and credit, we continued to invest in building existing business relationships, adding new relationships, and expanding capabilities and expertise through both geographic expansion and the addition of new commercial verticals. Credit continues to perform well, consistent with our aggregate moderate-to-low risk appetite.
Our differentiated super regional bank model, which combines national expertise with local delivery, has enabled us to accelerate organic growth across our core footprint and expand new markets and verticals, while we remain focused on driving our proven flywheel of value creation to deliver profitable growth and long-term value for our customers, colleagues, and shareholders.
Economy
Economic conditions in the first quarter brought uncertainty, including global energy constraints related to U.S.
military action in the Middle East contributing to increased market volatility. Labor market conditions softened further but did not sharply deteriorate. Payroll growth has been volatile month‑to‑month, reflecting strikes, weather effects, and revisions, but underlying trends point to a low‑hire, low‑fire environment. Nonfarm payrolls declined in
February before rebounding in March, while the unemployment rate remained in the 4.3%–4.4% range. U.S.
economic activity in the first quarter remained resilient but uneven, supported by consumer spending and continued
investment tied to artificial intelligence and infrastructure, even as policy uncertainty and elevated energy prices weighed on confidence.
The FOMC maintained the federal funds rate at 3.50%–3.75% in both of its first‑quarter meetings, noting uncertainty regarding the economic effects of geopolitical events. At its March meeting, FOMC participants projected one rate cut in 2026, while market consensus currently has none projected for the remainder of this year.
The Federal Reserve has indicated that the current federal funds rate is nearing a neutral level.
Recession risk indicators remain elevated, amid persistent energy-driven inflation pressures, softened job growth, and ongoing geopolitical instability.
Regulatory Update
On March 19, 2026, the federal banking agencies issued a series of proposed rulemakings intended to modernize the U.S. regulatory capital framework applicable to banking organizations of all sizes. The proposals are intended to streamline regulatory capital requirements, enhance risk sensitivity, and better align capital levels with institutions’
underlying business models, while maintaining overall safety and soundness. For Category III and Category IV banking organizations, such as Huntington and the Bank, the proposals focus primarily on (i) revisions to the standardized approach for calculating risk‑based capital ratios, including a new loan‑to‑value-based framework for residential mortgages, reduced risk weights for corporate and retail exposures, and a uniform 250% risk weight for mortgage servicing assets rather than threshold‑based deductions, and (ii) requiring banking organizations to recognize most elements of AOCI associated with unrealized gains and losses on certain securities in their regulatory capital, subject to a five‑year transition period. Huntington and the Bank would have the option under the proposals to apply the expanded risk-based approach, which would be required for Category I and II banking organizations under the proposals, in lieu of the revised standardized approach. We are in the process of evaluating these proposed rulemakings and their potential effects on Huntington and the Bank.
8    Huntington Bancshares Incorporated

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
Quarterly Average Balance Sheet / Net Interest Income
The following table details the change in our quarterly average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin Analysis
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average	Interest Income/ Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (1)(2)	Balances	(FTE) (1)	Rate (1)(2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$15,634	$141	3.62%	$11,632	$129	4.45%	$4,002	34%
Securities:
Trading account securities	235	2	3.70	487	4	3.67	(252)	(52)
Available-for-sale securities:
Taxable	28,063	258	3.67	24,245	287	4.73	3,818	16
Tax-exempt	3,441	42	4.86	3,254	42	5.22	187	6
Total available-for-sale securities	31,504	300	3.80	27,499	329	4.79	4,005	15
Held-to-maturity securities—taxable	14,975	99	2.65	16,358	108	2.64	(1,383)	(8)
Other securities	1,219	16	5.17	877	12	5.28	342	39
Total securities	47,933	417	3.48	45,221	453	4.01	2,712	6
Loans held for sale	1,190	18	6.19	584	9	6.48	606	104
Loans and leases (3):
Commercial:
Commercial and industrial	81,535	1,191	5.85	57,555	873	6.07	23,980	42
Commercial real estate	21,138	327	6.17	11,021	185	6.72	10,117	92
Lease financing	5,754	99	6.86	5,476	89	6.49	278	5
Total commercial	108,427	1,617	5.96	74,052	1,147	6.19	34,375	46
Consumer:
Residential mortgage	30,392	353	4.65	24,299	250	4.11	6,093	25
Automobile	16,056	232	5.86	14,665	207	5.71	1,391	9
Home equity	11,325	193	6.89	10,123	183	7.33	1,202	12
RV and marine	5,631	76	5.44	5,951	78	5.34	(320)	(5)
Other consumer	2,385	58	9.88	1,772	48	11.01	613	35
Total consumer	65,789	912	5.59	56,810	766	5.44	8,979	16
Total loans and leases	174,216	2,529	5.82	130,862	1,913	5.87	43,354	33
Total earning assets	238,973	3,105	5.27	188,299	2,504	5.39	50,674	27
Cash and due from banks	1,778			1,404			374	27
Goodwill and other intangible assets	9,175			5,651			3,524	62
All other assets	12,244			9,733			2,511	26
Total assets	$262,170			$205,087			$57,083	28%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$52,985	$246	1.88%	$43,582	$205	1.91%	$9,403	22%
Money market deposits	75,216	446	2.41	60,213	458	3.08	15,003	25
Savings deposits	18,033	30	0.68	14,866	7	0.20	3,167	21
Time deposits	22,864	198	3.50	13,993	140	4.06	8,871	63
Total interest-bearing deposits	169,098	920	2.21	132,654	810	2.48	36,444	27
Short-term borrowings	1,745	16	3.83	1,439	14	3.87	306	21
Long-term debt	20,248	259	5.09	16,901	239	5.68	3,347	20
Total interest-bearing liabilities	191,091	1,195	2.53	150,994	1,063	2.86	40,097	27
Demand deposits—noninterest-bearing	35,518			28,946			6,572	23
All other liabilities	5,624			5,102			522	10
Total liabilities	232,233			185,042			47,191	26
Total Huntington shareholders’ equity	29,896			19,997			9,899	50
Non-controlling interest	41			48			(7)	(15)
Total equity	29,937			20,045			9,892	49
Total liabilities and equity	$262,170			$205,087			$57,083	28%
Net interest rate spread			2.74			2.53
Impact of noninterest-bearing funds on NIM			0.50			0.57
NII/NIM (FTE)		$1,910	3.24%		$1,441	3.10%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-
deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2026 1Q Form 10-Q    9

Quarterly Net Interest Income
Net interest income for the first quarter of 2026 increased $465 million, or 33%, from the first quarter of 2025.
FTE net interest income, a non-GAAP financial measure, for the first quarter of 2026 increased $469 million, or 33%, from the first quarter of 2025. The increase in FTE net interest income primarily reflected a $50.7 billion, or 27%, increase in average earning assets and a 14 basis point increase in the FTE NIM to 3.24%, partially offset by a $40.1 billion, or 27%, increase in average interest-bearing liabilities. The increase in average earning assets and average interest-bearing liabilities each included the impact of earning assets and interest-bearing liabilities acquired in connection with the Cadence and Veritex transactions, as well as organic growth. The higher NIM was driven by lower cost of funds, partially offset by lower yields on earning assets.
Quarterly Average Balance Sheet
Average assets for the first quarter of 2026 were $262.2 billion, an increase of $57.1 billion, or 28%, from the first quarter of 2025. Average assets were impacted by $51.3 billion of total assets acquired in connection with the
Cadence transaction which was effective February 1, 2026, and $12.0 billion of total assets acquired in connection with the Veritex transaction which was effective October 20, 2025. The increase in average assets was primarily due to an increases in average loans and leases of $43.4 billion, or 33%, average interest-earning deposits with banks of
$4.0 billion, or 34%, and average goodwill and other intangible assets of $3.5 billion, or 62%. The increase in average loans and leases, inclusive of acquired Cadence and Veritex loans and leases, included growth in average commercial loans and leases of $34.4 billion, or 46%, and average consumer loans of $9.0 billion, or 16%. The Cadence acquisition added $36.9 billion of loans as of the acquisition date, including $26.4 billion of commercial loans and
$10.5 billion of consumer loans. The Veritex acquisition added $9.3 billion of loans as of the acquisition date, including $8.2 billion of commercial loans and $1.1 billion of consumer loans.
Average liabilities for the first quarter of 2026 increased $47.2 billion, or 26%, from the first quarter of 2025.
Average liability increases were also impacted by the Cadence and Veritex acquisitions. The increase in average liabilities was primarily due to increases in average deposits of $43.0 billion, or 27%, and average total borrowings of
$3.7 billion, or 20%. The increase in average deposits included an increase in average interest-bearing deposits of
$36.4 billion, or 27%, and an increase in noninterest-bearing deposits of $6.6 billion, or 23%. The increase in average interest-bearing deposits was primarily due to increases in average money market, interest-bearing demand and time deposits. The increase in average total borrowings was driven by holding company and bank debt issuances, an increase in FHLB borrowings, and CLN transactions over the last year. The Cadence acquisition added $43.5 billion of deposits as of the acquisition date, including $8.8 billion of noninterest-bearing deposits and $34.7 billion of interest-bearing deposits. The Veritex acquisition added $10.5 billion of deposits as of the acquisition date, including
$2.4 billion of noninterest-bearing deposits and $8.1 billion of interest-bearing deposits. Following completion of the acquisitions, certain higher-cost acquired Cadence and Veritex deposits were allowed to run-off in order to optimize our funding mix.
Average shareholders’ equity for the first quarter of 2026 increased $9.9 billion, or 50%, from the first quarter of
2025, primarily due to the impact of common stock issued in connection with the Cadence and Veritex acquisitions, earnings, net of dividends, the impact of issued and acquired preferred stock, and the benefit from a decrease in average accumulated other comprehensive loss.
10    Huntington Bancshares Incorporated

Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the first quarter of 2026 was $158 million, an increase of $43 million, or 37%, compared to the first quarter of 2025. The increase in provision expense in the first quarter of 2026, compared to the first quarter of 2025, is reflective of loan growth and higher net loan charge-offs, partially offset by a lower overall reserve coverage. The provision for credit losses in the first quarter of 2026 also included $8 million of expense associated with certain acquired Cadence loans that are not within the scope of ASU 2025-08, which
Huntington adopted on October 1, 2025.
The following table presents the components of the provision for credit losses.

Table 3 - Provision for Credit Losses
	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Provision for loan and lease losses	$250	$105
Provision (benefit) for unfunded lending commitments	(92)	13
Provision (benefit) for securities	—	(3)
Total provision for credit losses	$158	$115
Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 4 - Noninterest Income
	Three Months Ended
	March 31,	March 31,	Change
(dollar amounts in millions)	2026	2025	Percent
Payments and cash management revenue	$187	$155	21%
Wealth and asset management revenue	120	101	19
Customer deposit and loan fees	110	86	28
Capital markets and advisory fees	132	67	97
Mortgage banking income	32	31	3
Insurance income	21	20	5
Leasing revenue	13	14	(7)
Net gains (losses) on sales of securities	13	—	NM
Other noninterest income	54	20	170
Total noninterest income	$682	$494	38%
Noninterest income for the first quarter of 2026 was $682 million, an increase of $188 million, or 38%, from the year-ago quarter, inclusive of the impact of the Cadence and Veritex acquisitions. Capital markets and advisory fees increased $65 million, or 97%, primarily due to higher advisory fees, which included the impact of three strategic business units acquired from Janney in January 2026. Payments and cash management revenue increased $32 million, or 21%, driven by higher cash management and interchange revenue. Customer deposit and loan fees increased $24 million, or 28%, primarily due to an increase in the volume of personal service charges. Wealth and asset management revenue increased $19 million, or 19%, primarily due to higher investment management and trust income. Other noninterest income increased $34 million largely due to the net impact of credit risk transfer transactions, an increase in bank owned life insurance income, and changes in valuation adjustments for strategic and other investments. In addition, the first quarter of 2026 included a $13 million gain from the sale of certain investment securities as part of ongoing portfolio positioning.
2026 1Q Form 10-Q    11

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented.

Table 5 - Noninterest Expense
	Three Months Ended
	March 31,	March 31,	Change
(dollar amounts in millions)	2026	2025	Percent
Personnel costs	$992	$671	48%
Outside data processing and other services	311	170	83
Equipment	93	67	39
Net occupancy	85	65	31
Professional services	44	22	100
Marketing	37	29	28
Deposit and other insurance expense	35	37	(5)
Amortization of intangibles	41	11	273
Lease financing equipment depreciation	3	4	(25)
Other noninterest expense	133	76	75
Total noninterest expense	$1,774	$1,152	54%
Number of employees (average full-time equivalent)	24,641	20,092	23%
Noninterest expense in the first quarter of 2026 was $1.8 billion, an increase of $622 million, or 54%, from the prior year. Noninterest expense for the first quarter of 2026 included $263 million of acquisition-related expenses, as detailed in the following table. There were no acquisition-related expenses in the first quarter of 2025.

Table 6 - Impact of Acquisition-related Expenses	Three Months Ended March 31,
(dollar amounts in millions)	2026
Personnel costs	$97
Outside data processing and other services	88
Equipment	19
Net occupancy	2
Professional services	18
Marketing	6
Other noninterest expense	33
Total impact of acquisition-related expenses	$263
Excluding acquisition-related expenses, noninterest expense for the first quarter of 2026 was $1.5 billion, an increase of $359 million, or 31%, from the year-ago quarter, inclusive of the impact of the Cadence and Veritex acquisitions. Personnel costs increased $224 million, or 33%, primarily due to higher salary and benefit expense.
Outside data processing and other services increased $53 million, or 31%, primarily reflecting higher technology and data expense. Amortization of intangibles increased $30 million primarily due to the impact from the addition of core deposit intangibles from the acquisitions. Net occupancy increased $18 million, or 28%, largely due to increases in lease and depreciation expense. Other noninterest expense increased $24 million, or 32%, primarily due to an increased volume of expense activity driven by the impact of the acquisitions.
12    Huntington Bancshares Incorporated

Provision for Income Taxes
The provision for income taxes in the first quarter of 2026 was $114 million, compared to $122 million in the first quarter of 2025. Both periods included the benefits from general business credits, tax-exempt income, tax-
exempt bank-owned life insurance income, and investments in qualified affordable housing projects. The effective tax rates for the first quarter of 2026 and first quarter of 2025 were 17.8% and 18.6%, respectively. The decreases in both the provision for income taxes and the effective tax rate in the first quarter of 2026, compared to the first quarter of 2025, related primarily to increased benefits from general business credits.
The net federal deferred tax asset was $1.1 billion, and the net state deferred tax asset was $118 million at
March 31, 2026.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2019. The 2020-2024 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2021.
RISK MANAGEMENT
Our Risk Governance Framework and Risk Appetite Statement are foundational to the risk management program. The Risk Governance Framework defines the three lines of defense structure, roles, responsibilities, and requirements. The Risk Appetite Statement is approved by our Board and defines the level and types of risks we are willing to assume to achieve our corporate objectives through defined risk limits for the key risk categories to which we are exposed: credit, market, liquidity, operational, compliance, and strategic. More information on our risk management can be found in Item 1A: Risk Factors, the Risk Factors section included in Item 1A of our 2025 Annual
Report on Form 10-K, and subsequent filings with the SEC. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2025 Annual Report on Form 10-K.
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
2026 1Q Form 10-Q    13

Loan and Lease Credit Exposure Mix
Refer to the “Loan and Lease Credit Exposure Mix” section of our 2025 Annual Report on Form 10-K for a description of each portfolio segment.
At March 31, 2026, our loans and leases totaled $188.8 billion, representing a $39.2 billion, or 26%, increase compared to $149.6 billion at December 31, 2025. The increase was driven by a combination of the Cadence acquisition and organic growth. As of the Cadence acquisition date, acquired loans totaled $36.9 billion, including
$17.4 billion of commercial and industrial loans, $9.4 billion of commercial real estate loans, $131 million of lease financing loans, $8.2 billion of residential mortgage loans, $1.5 billion of home equity loans, and $264 million of other consumer loans.
The table below provides the composition of our total loan and lease portfolio.

Table 7 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At March 31, 2026		At December 31, 2025
Commercial:
Commercial and industrial	$89,282	47%	$69,442	46%
Commercial real estate	24,337	13	15,209	10
Lease financing	5,796	3	5,727	4
Total commercial	119,415	63	90,378	60
Consumer:
Residential mortgage	33,458	19	24,777	17
Automobile	15,953	8	16,168	11
Home equity	11,831	6	10,395	7
RV and marine	5,627	3	5,682	4
Other consumer	2,534	1	2,242	1
Total consumer	69,403	37	59,264	40
Total loans and leases	$188,818	100%	$149,642	100%
Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. As of March 31, 2026, there were no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the
ROC and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk appetite. Changes to existing concentration limits and incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics require the approval of the ROC prior to implementation.
14    Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2025 are consistent with the portfolio growth metrics.

Table 8 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At March 31, 2026		At December 31, 2025
Commercial loans and leases:
Real estate and rental and leasing	$29,734	17%	$20,237	14%
Finance and insurance	14,701	8	10,489	7
Retail trade (1)	13,999	7	12,181	8
Manufacturing	8,573	5	8,265	6
Health care and social assistance	7,900	4	5,920	4
Wholesale trade	6,245	3	5,842	4
Accommodation and food services	6,137	3	4,228	3
Construction	4,662	2	2,369	2
Transportation and warehousing	4,467	2	3,288	2
Utilities	4,455	2	3,156	2
Other services	3,363	2	3,617	2
Professional, scientific, and technical services	3,068	2	2,296	2
Information	2,597	1	1,937	1
Arts, entertainment, and recreation	2,470	1	1,923	1
Admin./support/waste mgmt. and remediation services	2,240	1	1,844	1
Public administration	1,124	1	816	1
Mining, quarrying, and oil and gas extraction	870	1	147	—
Educational services	853	1	738	—
Agriculture, forestry, fishing, and hunting	831	—	410	—
Management of companies and enterprises	682	—	243	—
Unclassified/Other	444	—	432	—
Total commercial loans and leases by industry category	119,415	63	90,378	60
Residential mortgage	33,458	19	24,777	17
Automobile	15,953	8	16,168	11
Home equity	11,831	6	10,395	7
RV and marine	5,627	3	5,682	4
Other consumer loans	2,534	1	2,242	1
Total loans and leases	$188,818	100%	$149,642	100%
(1)Amounts include $4.4 billion and $4.3 billion of auto dealer services loans at March 31, 2026 and December 31, 2025, respectively.
The following tables present our commercial real estate portfolio by property type and geographic location.

Table 9 - Commercial Real Estate Portfolio by Property Type
	At March 31, 2026		At December 31, 2025
(dollar amounts in millions)	Amount by Property Type	% of Total Loans and Leases	Amount by Property Type	% of Total Loans and Leases
Multi-family	$6,951	4%	$4,822	3%
Warehouse/Industrial	3,835	2	3,054	2
Retail	3,732	2	2,224	1
Office	2,951	2	1,804	1
Hotel	1,885	1	1,438	1
Other	4,983	2	1,867	1
Total commercial real estate loans and leases	$24,337	13%	$15,209	9%
2026 1Q Form 10-Q    15

Table 10 - Commercial Real Estate Portfolio by Geographic Location
	At March 31, 2026		At December 31, 2025
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE Loans and Leases	Amount by Location (1)	% of Total CRE Loans and Leases
Texas	$7,411	30%	$4,090	27%
Ohio	2,223	9	2,176	14
Michigan	1,793	7	1,872	12
Florida	1,686	7	830	5
Georgia	1,597	7	347	2
Alabama	800	3	186	1
Illinois	777	3	787	5
Colorado	683	3	555	4
California	609	3	406	3
Arizona	561	2	350	2
Other	6,197	26	3,610	25
Total commercial real estate loans and leases	$24,337	100%	$15,209	100%
(1)Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $24.3 billion at March 31, 2026, an increase of $9.1 billion, or 60%, compared to
December 31, 2025, driven by $9.4 billion of loans acquired as a result of the completion of the Cadence acquisition.
The CRE portfolio had an associated allowance coverage of 3.4% and 3.7% at March 31, 2026 and December 31,
2025, respectively.
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
Credit quality performance in the first quarter of 2026 reflected NCOs of $111 million, or 0.26% of average total loans and leases, annualized, an increase of $25 million, compared to $86 million, or 0.26% of average total loans and leases, annualized, in the year-ago quarter. The increase reflects a $13 million increase in consumer NCOs to $55 million, and a $12 million increase in commercial NCOs to $56 million in the first quarter of 2026. NPAs totaled $1.4 billion at March 31, 2026, an increase of $412 million, or 44%, from December 31, 2025, with the increase primarily due to $295 million of NPAs assumed in the Cadence acquisition and additional increases in commercial and industrial and commercial real estate NALs.
16    Huntington Bancshares Incorporated

NALs and NPAs
The following table presents the details of our NALs and NPAs.

Table 11 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Nonaccrual loans and leases (NALs):
Commercial and industrial	$824	$562
Commercial real estate	188	133
Lease financing	9	8
Residential mortgage	185	107
Automobile	6	6
Home equity	117	113
RV and marine	2	2
Other consumer	1	—
Total nonaccrual loans and leases	1,332	931
Other real estate, net	22	13
Other NPAs (1)	3	1
Total nonperforming assets	$1,357	$945
Nonaccrual loans and leases as a % of total loans and leases	0.71%	0.62%
NPA ratio (2)	0.72	0.63
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
The baseline economic scenario used to estimate our March 31, 2026 ACL assumes continued tariff uncertainty, but reflects marginal improved performance of the U.S. economy in the near term with minimal change in the overall outlook. In this scenario, the unemployment rate is expected to remain at 4.5% throughout 2026 before declining slightly in 2027. The Federal Reserve restarts rate cuts in 2026, resulting in an average federal funds rate of
3.2% for 2026. The inflation outlook stabilizes slightly as the impacts of tariffs and other trade policies moderate, and near-term inflation declines but remains above the Federal Reserve’s 2% target throughout 2026. After slow
GDP growth to end 2025, GDP growth accelerates in the first quarter of 2026 but is expected to decline over the remainder of 2026 and remain below 2% for all of 2027.
The table below is intended to show how the forecasted path of unemployment and GDP in the baseline scenario has changed since the end of 2025.

Table 12 - Forecasted Key Macroeconomic Variables
	2025	2026		2027
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
4Q 2025	4.3%	4.6%	4.8%	4.7%	4.6%
1Q 2026	N/A	4.5	4.5	4.4	4.4
Gross Domestic Product (1)
4Q 2025	0.5%	2.3%	1.8%	1.9%	2.0%
1Q 2026	N/A	2.5	1.7	1.7	1.8
(1)Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
2026 1Q Form 10-Q    17

Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, the impacts of U.S. trade policies, including tariffs, the impact of higher oil prices, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflect a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact that specific challenges will have on the economy remains unknown.
Management develops additional analytics to support adjustments to our modeled results. Our Allowance for
Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting.
Given the uncertainty associated with key economic scenario assumptions, the March 31, 2026 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profiles the Company maintains at March 31, 2026 relate to business banking loans within the C&I portfolio and office loans within the CRE portfolio. The business banking risk profile addresses a modest upward trend in default rates resulting from the current interest rate environment and inflationary impacts on customers. The office portfolio risk profile addresses concerns relating to the current interest rate environment, upcoming maturities, falling property values, and uncertainty about demand for office space.
Our ACL evaluation process includes the on-going assessment of credit quality metrics and a comparison of certain ACL benchmarks to current performance.
The table below reflects the allocation of our ACL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL.

Table 13 - Allocation of Allowance for Credit Losses
	At March 31, 2026			At December 31, 2025
(dollar amounts in millions)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$1,390	43%	47%	$1,070	42%	46%
Commercial real estate	819	25	13	569	22	10
Lease financing	96	3	3	92	4	4
Total commercial	2,305	71	63	1,731	68	60
Consumer
Residential mortgage	291	9	19	205	9	17
Automobile	178	6	8	181	7	11
Home equity	171	5	6	149	6	7
RV and marine	134	4	3	136	5	4
Other consumer	164	5	1	135	5	1
Total consumer	938	29	37	806	32	40
Total ALLL	3,243			2,537
AULC	125			206
Total ACL	$3,368			$2,743
Total ALLL as a % of:
Total loans and leases	1.72%			1.70%
Nonaccrual loans and leases	243			272
NPAs	239			269
Total ACL as % of:
Total loans and leases	1.78%			1.83%
Nonaccrual loans and leases	253			295
NPAs	248			290
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
18    Huntington Bancshares Incorporated

At March 31, 2026, the ACL was $3.4 billion, or 1.78% of total loans and leases, compared to $2.7 billion, or
1.83%, at December 31, 2025. The increase in the ACL was driven by $578 million of ACL recorded for loans and commitments acquired in the Cadence transaction, as well as organic loan and lease growth. The ACL coverage ratio at March 31, 2026 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
NCOs
The table below reflects NCO detail.

Table 14 - Net Charge-off Analysis
	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial (1)	$54	$48
Commercial real estate	2	(8)
Lease financing	—	4
Total commercial	56	44
Consumer:
Residential mortgage	1	—
Automobile	15	13
Home equity	—	—
RV and marine	7	7
Other consumer	32	22
Total consumer	55	42
Total net charge-offs	$111	$86
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.26%	0.33%
Commercial real estate	0.03	(0.26)
Lease financing	0.01	0.33
Total commercial	0.21	0.24
Consumer:
Residential mortgage	0.02	—
Automobile	0.38	0.35
Home equity	0.02	—
RV and marine	0.51	0.45
Other consumer	5.30	4.89
Total consumer	0.34	0.29
Net charge-offs as a % of average loans and leases	0.26%	0.26%
(1)Includes charge-offs of $23 million on certain loans previously charged off by Cadence, which were written up to the unpaid principal balance at acquisition and then immediately written off as required by purchase accounting.
NCOs were an annualized 0.26% of average loans and leases in the first quarter of 2026, unchanged from the year-ago quarter. As a percentage of average loans and leases, NCOs for commercial loans and leases were lower, with annualized commercial loan and lease NCOs of 0.21% in the first quarter of 2026, compared to 0.24% in the year-ago quarter, while annualized consumer loan NCOs of 0.34% in the first quarter of 2026 increased from 0.29%
in the year-ago quarter.
2026 1Q Form 10-Q    19

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
Following the start of the current falling rate cycle, which began in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) through the first quarter of 2026 was 33%.
We use two approaches to model interest rate risk: net interest income at risk (NII at Risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a wide range of interest rate scenarios, including instantaneous and gradual, as well as parallel and non-parallel, changes in interest rates. The NII at Risk results included in the table below present select gradual “ramp” -200, -100,
+100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.

Table 15 - Net Interest Income at Risk
	At March 31, 2026			At December 31, 2025
	Federal Funds Rate			Federal Funds Rate
Basis point change scenario	Starting Point	Month 12 (1)	NII at Risk (%)	Starting Point	Month 12 (1)	NII at Risk (%)
+200	3.75%	5.50%	2.6%	3.75%	5.25%	2.5%
+100	3.75	4.50	1.3	3.75	4.25	0.9
Base	3.75	3.50	—	3.75	3.25	—
-100	3.75	2.50	-0.5	3.75	2.25	-0.6
-200	3.75	1.50	-1.4	3.75	1.25	-1.9
(1)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset-sensitive at both March 31, 2026, and December 31, 2025.
The primary drivers to the change in sensitivity from December 31, 2025 include current and projected balance sheet composition, including impacts from the Cadence acquisition, over the simulation horizon and market rates.
20    Huntington Bancshares Incorporated

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

Table 16 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At March 31, 2026	-1.0%	0.9%	-2.7%	-6.7%
At December 31, 2025	0.3	1.7	-3.5	-8.3
The change in sensitivity from December 31, 2025 was driven primarily by market rates and changes to actual balance sheet composition, in part due to impacts from the Cadence acquisition.
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
management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 15 - “Derivative Financial Instruments” of the
Notes to Unaudited Consolidated Financial Statements.
2026 1Q Form 10-Q    21

The following presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 17 - Information on Asset Liability Management Instruments
		Weighted- Average Maturity (years)		Weighted- Average Fixed Rate
(dollar amounts in millions)	Notional Value		Fair Value
At March 31, 2026
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$1,505	7.95	$134	2.14%
Pay Fixed - Receive SOFR - forward-starting (2)	2,852	13.81	59	3.75
Loans:
Receive Fixed - Pay SOFR	16,050	1.83	(66)	3.19
Receive Fixed - Pay SOFR - forward-starting (3)	3,825	3.88	(22)	3.32
Liability conversion swaps
Receive Fixed - Pay SOFR	10,099	2.86	(59)	3.45
Receive Fixed - Pay SOFR - forward-starting (3)	2,300	4.07	(16)	3.38
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	7,150	1.59	44	2.80 / 3.87
Purchased Floor Spread - SOFR forward-starting (3)	1,250	3.63	15	2.73 / 3.73
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	27	4.58	—	3.66
Pay Fed Fund - Receive SOFR (economic hedges)	1	9.56	—	3.76
Total swap portfolio	$45,059		$89
At December 31, 2025
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$3,987	3.92	$130	2.48%
Pay Fixed - Receive SOFR - forward-starting (6)	1,160	12.47	44	3.36
Loans:
Receive Fixed - Pay SOFR	15,800	2.05	(2)	3.18
Receive Fixed - Pay SOFR - forward-starting (7)	2,500	4.21	(3)	3.30
Liability conversion swaps
Receive Fixed - Pay SOFR	10,599	2.97	(22)	3.51
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,750	1.06	30	2.80 / 3.87
Purchased Floor Spread - SOFR forward-starting (7)	3,200	3.49	51	2.83 / 3.83
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	27	4.83	—	3.81
Pay Fed Fund - Receive SOFR (economic hedges)	1	9.81	—	3.99
Total swap portfolio	$44,024		$228
(1)Amounts include interest rate swaps as fair value hedges of fixed rate investment securities using the portfolio layer method.
(2)Forward-starting swaps effective starting from July 2026 to April 2029.
(3)Forward-starting swaps and forward-starting floor spreads effective starting from April 2026 to January 2027.
(4)The weighted-average fixed rates for floor spreads are the weighted-average strike rates for the upper and lower bounds of the instruments.
(5)Basis swaps have variable pay and variable receive resets. Weighted-average fixed rate column represents pay rate reset.
(6)Forward-starting swaps effective starting from February 2026 to October 2027.
(7)Forward-starting swaps and forward-starting floor spreads effective starting from January 2026 to December 2026.
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs.
22    Huntington Bancshares Incorporated

MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to
Unaudited Consolidated Financial Statements.)
At March 31, 2026, we had a total of $735 million of capitalized MSRs representing the right to service $42.8 billion in mortgage loans.
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
The Board of Directors is responsible for establishing an acceptable level of liquidity risk at Huntington, including approval of the liquidity risk appetite at least annually. The liquidity risk appetite includes liquidity risk metrics that are designed and monitored to ensure Huntington maintains adequate liquidity to meet current and future funding needs, including during periods of potential stress. The Board receives and reviews information on at least a semi-
annual basis to ensure Huntington is operating in accordance with its established risk tolerance. Further, the ALCO is appointed by the ROC to oversee liquidity risk management, including the establishment of liquidity risk policies and additional liquidity risk metrics and limits to support our overall liquidity risk appetite. Liquidity risk appetite metrics are monitored by senior management daily and are reported to the Board at least semi-annually and to ROC on a more frequent basis.
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At March 31, 2026, management believes current sources of liquidity are sufficient to meet Huntington’s on-
and off-balance sheet obligations over the next 12 months and for the foreseeable future.
2026 1Q Form 10-Q    23

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
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships, resulting in a diversified deposit base. Total deposits were $223.5 billion at March 31, 2026, compared to $176.6 billion at December 31, 2025. The $46.9 billion, or 27%, increase in total deposits, compared to December 31, 2025, was primarily driven by the $43.5 billion of deposits acquired in the
Cadence acquisition and additional increases in interest-bearing demand and time deposits. Total deposits included
$6.3 billion of brokered deposits primarily consisting of brokered money market and time deposit balances at
March 31, 2026, compared to $5.9 billion at December 31, 2025. The level of brokered deposits was below our established liquidity risk metric limits at March 31, 2026.
Insured deposits comprised approximately 69% and 70% of our total deposits at March 31, 2026 and
December 31, 2025, respectively. The composition of our deposits is presented in the table below.

Table 18 - Deposit Composition

(dollar amounts in millions)	At March 31, 2026		At December 31, 2025
By type:
Demand deposits—noninterest-bearing	$40,839	18%	$32,205	18%
Demand deposits—interest-bearing	61,086	27	48,510	27
Money market deposits	75,554	34	65,123	37
Savings deposits	18,971	9	15,426	9
Time deposits	27,032	12	15,346	9
Total deposits	$223,482	100%	$176,610	100%

Total deposits (insured/uninsured):
Insured deposits	$155,223	69%	$123,744	70%
Uninsured deposits (1)	68,259	31	52,866	30
Total deposits	$223,482	100%	$176,610	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-
company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of March 31, 2026, the Bank Call Report estimated uninsured deposit balance was $72.3 billion, which includes $4.0 billion of inter-company deposits. As of December 31, 2025, the Bank Call
Report estimated uninsured deposit balance was $56.9 billion, which includes $4.1 billion of inter-company deposits.
Wholesale Funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $29.8 billion at March 31, 2026, an increase of $5.4 billion compared to $24.4 billion at December 31, 2025. The increase from year end was primarily due to a $4.4 billion increase in long-term debt driven by $2.6 billion of long-term FHLB advances and $1.8 billion of senior and subordinated debt issuances, partially offset by maturities and repayments.
24    Huntington Bancshares Incorporated

Cash and Cash Equivalents and Investment Securities
Cash and cash equivalents were $19.2 billion and $13.5 billion at March 31, 2026 and December 31, 2025, respectively. The $5.7 billion increase in cash and cash equivalents was primarily due to an increase in interest-
earning deposits held at the FRB as part of prudent liquidity risk management to support our strong liquidity position amid continued growth and external uncertainty.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities were $50.5 billion at March 31, 2026, compared to $41.5 billion at December 31,
2025. The $9.1 billion increase in investment securities, compared to December 31, 2025, was largely driven by $9.2 billion of investment securities acquired in the Cadence transaction. At March 31, 2026, the duration of the investment securities portfolio, net of hedging, was 3.3 years. Securities are pledged to secure borrowing capacity with the FHLB and the FRB, discussed further in the Bank Liquidity and Sources of Funding section below.
Bank Liquidity and Sources of Funding
Our primary source of funding for the Bank is customer deposits. At March 31, 2026, customer deposits funded
76% of total assets (115% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and investment securities, we may meet our liquidity needs through wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the Bank.
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
A summary of the Bank’s selected contingent liquidity sources is presented in the following table.

Table 19 - Selected Contingent Liquidity Sources

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Unused secured borrowing capacity:
FRB	$77,666	$71,296
FHLB	21,242	16,212
Unpledged investment securities (at market value)	13,258	11,743
Interest-earning deposits held at FRB	17,090	11,712
Selected contingent liquidity sources	$129,256	$110,963
As of March 31, 2026, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
tax return, fees for services provided to subsidiaries, and the issuance of debt and equity instruments.
The parent company had cash and cash equivalents of $3.6 billion at both March 31, 2026 and December 31,
2025.
2026 1Q Form 10-Q    25

On April 22, 2026, our Board of Directors declared a quarterly cash dividend on our common stock of $0.155 per common share, payable on July 1, 2026 to shareholders of record on June 17, 2026. Additionally, on April 22, 2026, our Board of Directors declared quarterly dividends on our Series B, F, G, H, J, and K preferred stock, payable on
July 15, 2026 to shareholders of record on July 1, 2026, and a quarterly dividend on our Series L preferred stock, payable on August 20, 2026 to shareholders of record on August 5, 2026. On March 25, 2026, our Board of Directors
declared a quarterly dividend on our Series I preferred stock, payable on June 1, 2026 to shareholders of record on
May 15, 2026. Current quarterly dividend declarations are expected to total approximately $355 million.
During the first three months of 2026, there were no Bank dividends paid to the parent company. During the first quarter of 2026, the Bank redeemed all of its preferred stock outstanding that had previously been held by the parent company. To meet any additional liquidity needs, the parent company may issue debt or equity securities. To support the parent company’s ability to issue debt or equity securities, we have filed an automatic shelf registration statement with the SEC covering an indeterminate amount or number of securities to be offered or sold from time to time as authorized by Huntington’s Board of Directors.
As of March 31, 2026, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
At March 31, 2026
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
26    Huntington Bancshares Incorporated

Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, or inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, failed business contingency plans, and security risks. We continuously strive to test and strengthen our system of internal controls to ensure compliance with significant contracts, agreements, laws, rules, and regulations, to reduce our exposure to fraud and to improve the oversight of our operational risk.
To govern operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance
Committee, a Funds Movement Committee, a Fraud Risk Committee, an Information and Technology Risk
Committee, an Artificial Intelligence Risk Committee, a Regulatory and Data Oversight Committee, and a Third Party
Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and remediation recommendations to the Risk Management Committee. Potential concerns may be escalated to our
ROC and our Audit Committee, as appropriate.
The goal of this framework is to implement effective operational risk monitoring; minimize operational, fraud, and legal losses; minimize the impact of inadequately designed models; and enhance our overall performance.
Cybersecurity
Cybersecurity represents an important component of Huntington’s overall cross-functional approach to risk management. We actively manage a cybersecurity operation designed to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to our business. We actively monitor cyberattacks, such as attempts related to online deception and loss of sensitive customer data. We evaluate our technology, processes, and controls to mitigate loss from cyberattacks. Although to date we have not experienced any material losses, with the increasing sophistication, acceleration, and complexity of cyber events, we cannot ensure that there will not be a material loss in the future. Cybersecurity threats continue to evolve and increase across the entire digital landscape. We actively monitor our environment for malicious content and implement specific cybersecurity and fraud capabilities, including the monitoring of phishing email campaigns. In addition, we have implemented specific cybersecurity and fraud monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a portion of our workforce works remotely from time to time.
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
2026 1Q Form 10-Q    27

Compliance Risk
Compliance risk arises from the possibility that we may fail to comply with the extensive federal and state laws, rules, and regulations that govern our operations. These requirements span a broad range of obligations, including anti‑money laundering, consumer protection, lending and servicing standards, client privacy, fair lending, prohibitions against unfair, deceptive, or abusive acts or practices, protections for military service members, and community reinvestment expectations.
We maintain a comprehensive compliance management framework designed to identify, assess, monitor, and report compliance risk across the Company. This framework is supported by dedicated compliance professionals who partner with our business segments to implement and maintain effective policies, procedures, and controls consistent with applicable regulatory requirements. Our colleagues receive mandatory training on core regulatory obligations such as anti‑money laundering and customer privacy, with additional targeted training for those engaged in lending activities, including flood disaster protection, equal credit opportunity, and fair lending.
We continue to invest in systems, processes, and governance to support compliance with evolving regulatory expectations. Ongoing changes in regulatory requirements and supervisory priorities may affect our compliance risk profile. We remain committed to maintaining strong compliance practices and to enhancing our compliance program as necessary to align with applicable laws, rules, and regulations and to support our aggregate moderate‑to‑low, through‑the‑cycle risk appetite.
CAPITAL
Our primary capital objective is to maintain appropriate levels of capital within our Board-approved risk appetite to support the Bank’s operations, absorb unanticipated losses and declines in asset values, and provide protection to uninsured depositors and debt holders in the event of liquidation, while also funding organic growth and providing appropriate returns to our shareholders. We manage regulatory capital and shareholders’ equity at the Bank and on a consolidated basis. We have an active program for managing capital, and we maintain a comprehensive process for assessing our overall capital adequacy, including the monitoring and reporting of capital risk metrics to the Board and ROC that we believe are useful for evaluating capital adequacy and making capital decisions. In addition to as-
reported regulatory capital and tangible common equity metrics, we also actively monitor other measures of capital, such as tangible common equity including the mark-to-market impact on HTM securities and CET1 including the impact of AOCI excluding cash flow hedges. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.
28    Huntington Bancshares Incorporated

The following table presents certain regulatory capital information at both the consolidated and Bank level.

Table 21 - Regulatory Capital Information
(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Consolidated:
CET1 risk-based capital ratio	10.2%	10.4%
Tier 1 risk-based capital ratio	11.6	12.0
Total risk-based capital ratio	13.8	14.2
Tier 1 leverage ratio	9.5	9.3
CET1 risk-based capital	$21,160	$17,286
Tier 1 risk-based capital	24,051	20,027
Total risk-based capital	28,772	23,593
Total risk-weighted assets	208,132	166,684
Bank:
CET1 risk-based capital ratio	12.0%	11.7%
Tier 1 risk-based capital ratio	12.3	12.4
Total risk-based capital ratio	14.1	14.0
Tier 1 leverage ratio	10.2	9.6
CET1 risk-based capital	$24,918	$19,426
Tier 1 risk-based capital	25,347	20,626
Total risk-based capital	29,147	23,165
Total risk-weighted assets	206,828	165,701
At March 31, 2026, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Our consolidated CET1 risk-based capital ratio was 10.2% at March 31, 2026, compared to 10.4% at December 31, 2025, with the decrease driven by the impact of the Cadence acquisition and share repurchases, partially offset by current period earnings, net of dividends. The Bank CET1 risk-based capital ratio of 12.0% increased approximately 30 basis points from year-end driven by a $780 million capital contribution from the parent, which the Bank in turn used to redeem its outstanding preferred stock held by the parent, and net income, partially offset by the impact of the Cadence acquisition.
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
Shareholders’ equity totaled $32.5 billion at March 31, 2026, an increase of $8.2 billion, or 34%, when compared with December 31, 2025. The increase was primarily driven by $8.3 billion of common and preferred equity issued as consideration for the Cadence acquisition, in addition to earnings, net of dividends and share repurchases, partially offset by a reduction in accumulated other comprehensive income driven by changes in interest rates.
Share Repurchases
From time to time, our Board of Directors authorizes the Company to repurchase shares of our common stock.
Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares at any particular time. Share repurchases may include open market purchases, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise, and is subject to the Federal Reserve’s capital regulations. The timing of repurchases will be discretionary and depend on several factors, including the macroeconomic and interest rate environment, the pace of loan growth, and other factors.
2026 1Q Form 10-Q    29

On April 16, 2025, our Board approved the repurchase of up to $1.0 billion of common shares with no expiration date. During the three months ended March 31, 2026, we repurchased 9.0 million shares totaling $150 million. As of
March 31, 2026, we had $850 million of common shares available for repurchase under this authorization.
On April 22, 2026, our Board approved a new share repurchase authorization of up to $3.0 billion of our common shares with no expiration date, replacing the previous repurchase authorization.
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
Expense Allocation
The management process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to the business segments from Treasury / Other. We utilize a full-
allocation methodology, where all Treasury / Other expenses, except reported acquisition-related expenses, if any, and a small amount of other residual unallocated expenses, are allocated to the business segments.
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
Net Income (Loss) by Business Segment
Net income (loss) by business segment is presented in the following table.

Table 22 - Net Income (Loss) by Business Segment
	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Consumer & Regional Banking	$446	$319
Commercial Banking	346	236
Treasury / Other	(269)	(28)
Net income attributable to Huntington	$523	$527
30    Huntington Bancshares Incorporated

Consumer & Regional Banking

Table 23 - Key Performance Indicators for Consumer & Regional Banking
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2026	March 31, 2025	Amount	Percent
Net interest income	$1,365	$943	$422	45%
Provision for credit losses	120	47	73	155
Net interest income after provision for credit losses	1,245	896	349	39
Noninterest income	387	327	60	18
Noninterest expense:
Direct personnel costs	373	294	79	27
Other noninterest expense, including corporate allocations	694	525	169	32
Total noninterest expense	1,067	819	248	30
Income before income taxes	565	404	161	40
Provision for income taxes	119	85	34	40
Net income attributable to Huntington	$446	$319	$127	40%
Number of employees (average full-time equivalent)	13,123	11,227	1,896	17%
Total average assets	$103,408	$77,910	$25,498	33
Total average loans/leases	95,969	72,043	23,926	33
Total average deposits	138,557	110,974	27,583	25
Net interest margin	3.83%	3.39%	0.44%	13
NCOs	$96	$56	$40	71
NCOs as a % of average loans and leases	0.40%	0.31%	0.09%	29
Total assets under management (in billions)—eop	$44.0	$32.7	$11.3	35
Total trust assets (in billions)—eop	67.7	179.5	(111.8)	(62)
Consumer & Regional Banking reported net income of $446 million in the three-month period of 2026, an increase of $127 million, or 40%, compared to the year-ago period. Segment net interest income increased $422 million, or 45%, primarily due to a $23.9 billion, or 33%, increase in average loans and leases, which includes the
Veritex and Cadence acquisitions, and a 44 basis point increase in NIM. The provision for credit losses increased $73 million due primarily to higher loan growth and net charge-offs. Noninterest income increased $60 million, or 18%, primarily due to the addition of Veritex and Cadence, and additional increases in customer deposit fee income, wealth and asset management revenue, and payments and cash management revenue. Noninterest expense increased $248 million, or 30%, primarily due to incremental expenses from the Veritex and Cadence acquisitions, and additional increases in direct personnel costs and indirect expense allocations.
2026 1Q Form 10-Q    31

Commercial Banking

Table 24 - Key Performance Indicators for Commercial Banking
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2026	March 31, 2025	Amount	Percent
Net interest income	$640	$513	$127	25%
Provision for credit losses	38	68	(30)	(44)
Net interest income after provision for credit losses	602	445	157	35
Noninterest income	252	162	90	56
Noninterest expense:
Direct personnel costs	193	139	54	39
Other noninterest expense, including corporate allocations	218	164	54	33
Total noninterest expense	411	303	108	36
Income before income taxes	443	304	139	46
Provision for income taxes	93	64	29	45
Income attributable to non-controlling interest	4	4	—	—
Net income attributable to Huntington	$346	$236	$110	47%
Number of employees (average full-time equivalent)	2,653	2,164	489	23%
Total average assets	$87,645	$68,094	$19,551	29
Total average loans/leases	78,029	58,588	19,441	33
Total average deposits	56,622	42,714	13,908	33
Net interest margin	3.24%	3.40%	(0.16)%	(5)
NCOs	$15	$30	$(15)	(50)
NCOs as a % of average loans and leases	0.07%	0.21%	(0.14)%	(67)
Commercial Banking reported net income of $346 million in the first three-month period of 2026, an increase of
$110 million, or 47%, compared to the year-ago period. Segment net interest income increased $127 million, or 25%, primarily driven by a $19.4 billion, or 33%, increase in average loans and leases and a $13.9 billion, or 33%, increase in average deposits. The increases in loans and leases and deposits were driven by the impact of the Cadence and
Veritex acquisitions as well as organic growth. The provision for credit losses decreased $30 million, or 44%, due primarily to lower net charge-offs and a lower ACL coverage ratio, partially offset by loan and lease growth.
Noninterest income increased $90 million, or 56%, primarily due to increases in capital markets and advisory fees, which included the impact of three strategic business units acquired from Janney in January 2026. Customer deposit and loan fees and payment and cash management revenue were also higher. Noninterest expense increased $108 million, or 36%, primarily driven by higher personnel expense related to the recent acquisitions and higher allocated overhead.
Treasury / Other
The Treasury / Other function includes revenue and expense related to assets, liabilities, derivatives (including mark-to-market of interest rate swaps, as applicable), and equity not directly assigned or allocated to one of the business segments. Assets include investment securities and bank-owned life insurance.
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
calculated at a statutory 21% tax rate, although our overall effective tax rate is lower.
32    Huntington Bancshares Incorporated

Table 25 - Key Performance Indicators for Treasury / Other
	Three Months Ended		Change
(dollar amounts in millions)	March 31, 2026	March 31, 2025	Amount	Percent
Net interest loss	$(114)	$(30)	$(84)	(280)%
Noninterest income	43	5	38	760
Noninterest expense:
Direct personnel costs	426	238	188	79
Other noninterest expense, including corporate allocations	(130)	(208)	78	38
Total noninterest expense	296	30	266	887
Loss before income taxes	(367)	(55)	(312)	(567)
Benefit for income taxes	(98)	(27)	(71)	(263)
Net loss attributable to Huntington	$(269)	$(28)	$(241)	(861)%
Number of employees (average full-time equivalent)	8,865	6,701	2,164	32%
Total average assets	$71,114	$59,083	$12,031	20
Treasury / Other reported a net loss of $269 million in the first three-month period of 2026, compared to a net loss of $28 million in the year-ago period, driven by acquisition-related expenses, a decrease in net interest income, and a reduction in corporate allocations, partially offset by higher noninterest income and an increase in the benefit for income taxes. Net interest loss increased $84 million primarily due to the net impact of FTP credits assigned to each business segment. The increase in noninterest income was largely due to the addition of Veritex and Cadence, while the increase in noninterest expense was largely due to acquisition-related expenses. The benefit for income taxes increased $71 million primarily due to an increase in pre-tax loss.
ADDITIONAL DISCLOSURES
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including MD&A, contains certain forward-looking statements, including, but not limited to, certain plans, expectations, goals, projections, and statements, which are not historical facts and are subject to numerous assumptions, risks, estimates, and uncertainties that are beyond the control of Huntington.
Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, continue, believe, intend, estimate, plan, trend, objective, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
2026 1Q Form 10-Q    33

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements or historical performance: changes in general economic, political, regulatory, or industry conditions;
deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, instability in global economic conditions and geopolitical conditions, including U.S. direct involvement in war and other conflicts, as well as volatility in financial markets; changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs; the impact of pandemics and other catastrophic events or disasters on the global economy and financial market conditions and our business, results of operations, and financial condition;
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
success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; introduction of new competitive products, such as stablecoins, and new competitors, such as financial technology companies and other “nontraditional” bank competitors; changes in policies and standards for regulatory review of bank mergers; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Act and the Basel III regulatory capital reforms, as well as those involving the SEC, the OCC, the Federal Reserve, the FDIC, and the CFPB, and state-level regulators; the possibility that the anticipated benefits of recent or proposed acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the companies or as a result of the strength of the economy and competitive factors in the areas where the companies do business; and other factors that may affect the future results of Huntington.
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
Critical Accounting Policies and Use of Significant Estimates
Our Unaudited Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Unaudited Consolidated Financial Statements. Note 1 - “Significant Accounting
Policies” of the Notes to Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K, as supplemented by this report including this MD&A, describes the significant accounting policies we used in our
Unaudited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Unaudited Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. Our critical accounting policies include the allowance for credit losses, fair value measurements of certain acquired assets, and goodwill. The following details the policies, assumptions, and judgments related to the allowance for credit losses and acquisition fair value measurements. The policies, assumptions, and judgments related to goodwill are described in the Critical Accounting Policies and Use of Significant Estimates section within the MD&A of Huntington’s 2025 Annual Report on Form 10-K.
Allowance for Credit Losses
Our ACL at March 31, 2026 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time to time.
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
2026 1Q Form 10-Q    35

To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100%
weighting applied to an adverse scenario reflecting an amount of stress in excess of current expectations. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence more than expected. In this scenario, the impact of tariffs on the economy is significantly worse than expected, causing inflation to increase. In response, the Federal Reserve lowers rates. Increased geopolitical tensions heighten the risk that China might block the Taiwan strait, limiting the supply chain for semiconductors and raising fears of a broader conflict. Additionally, concerns grow that the Russian invasion of Ukraine lasts longer than in the baseline scenario and that the Middle East conflict will widen. The combination of tariffs, rising inflation, political tensions, still elevated interest rates, and reduced credit availability causes the economy to fall into a recession in early 2026.
Under this scenario, as an example, the unemployment rate increases significantly from baseline levels peaking in the second quarter of 2027 and GDP declines significantly. The unemployment rate in this adverse scenario is projected to peak at 8.5% in the second quarter of 2027. This is approximately 4.0% higher than the baseline scenario projections of 4.5% at the end of 2026 and 4.1% higher than the baseline projection of 4.4% at the end of
2027. In addition, GDP is significantly lower in the adverse scenario, with GDP turning negative for the remainder of
2026 before turning positive in 2027 but staying below 2%.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at March 31,
2026, management calculated the difference between our quantitative ACL and this 100% adverse scenario.
Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.2 billion at March 31, 2026.
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
36    Huntington Bancshares Incorporated

Acquisition Fair Value Measurements
The acquisition method of accounting requires assets and liabilities in business combinations to be recorded at their estimated fair values as of the date of acquisition. To estimate fair value, we apply various valuation methodologies to assets acquired and liabilities assumed that often involve significant judgment. Examples of such estimates include loans and core deposit intangible assets, both of which we developed using an income approach.
To value loans, management incorporated assumptions such as discount rates, prepayment speeds, expected credit losses, and recovery speeds based on recent origination and market data. The methodology used to value CDI assets considered the cost savings generated from the deposits relative to an alternative source of funds. Management incorporated assumptions in the CDI valuation such as customer attrition, discount rates, alternative cost of funding, and net maintenance costs. Changes in these assumptions could result in materially different fair value measurements that may impact the Company’s financial condition, results of operations, or disclosures. Discussion of the assumptions and estimates used by us to assess and determine fair values associated with business combinations can be found in Note 3 - “Business Combinations” of the Notes to Unaudited Consolidated Financial
Statements.
Goodwill
Subsequent to the completion of our annual impairment test, as described in the Critical Accounting Policies and
Use of Significant Estimates section within the MD&A of Huntington’s 2025 Annual Report on Form 10-K, we
completed the acquisitions of Veritex and Cadence, which resulted in the recognition of additional goodwill of $450 million and $3.5 billion, respectively. Because this goodwill arose after our annual testing date, it was not included in the annual impairment analysis performed as of October 1, 2025. However, the additions of Veritex and Cadence did not change our conclusion with respect to goodwill impairment and no triggering event occurred through the end of the first quarter of 2026 that required a reassessment of goodwill. The goodwill recognized in connection with the acquisitions has been assigned to our reporting units based on our assessment of how the acquired business will be integrated and how its operations will be managed. For more information, see Note 8 - “Goodwill and Other
Intangible Assets” to the Notes to the Unaudited Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2 - “Accounting Standards Update” of the Notes to Unaudited Consolidated Financial Statements discusses, if applicable, new accounting pronouncements adopted during 2026 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Consolidated Financial Statements.
2026 1Q Form 10-Q    37

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
(dollar amounts in millions)	2026	2025
Assets
Cash and due from banks	$2,096	$1,783
Interest-earning deposits with banks	17,579	12,295
Trading account securities	199	63
Available-for-sale securities	35,557	26,132
Held-to-maturity securities	14,768	15,258
Other securities	1,281	994
Loans held for sale (includes $1,068 and $885, respectively, measured at fair value)	1,073	1,415
Loans and leases (includes $166 and $167, respectively, measured at fair value)	188,818	149,642
Allowance for loan and lease losses	(3,243)	(2,537)
Net loans and leases (1)	185,575	147,105
Bank-owned life insurance	3,673	2,902
Accrued income and other receivables	2,197	2,621
Premises and equipment	2,138	1,321
Goodwill	9,527	5,997
Servicing rights and other intangible assets	1,727	752
Other assets (1)	7,982	6,468
Total assets	$285,372	$225,106
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$40,839	$32,205
Interest-bearing	182,643	144,405
Total deposits	223,482	176,610
Short-term borrowings	1,875	1,261
Long-term debt (1) (includes $1,434 and $1,161, respectively, measured at fair value)	21,594	17,221
Other liabilities (1)	5,840	5,635
Total liabilities	252,791	200,727
Commitments and Contingent Liabilities (Note 17)
Shareholders’ equity
Preferred stock	2,881	2,731
Common stock	20	16
Capital surplus	25,273	17,244
Less treasury shares, at cost	(95)	(92)
Accumulated other comprehensive income (loss)	(2,059)	(1,908)
Retained earnings	6,515	6,351
Total Huntington shareholders’ equity	32,535	24,342
Non-controlling interest	46	37
Total equity	32,581	24,379
Total liabilities and equity	$285,372	$225,106
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	2,027,130,587	1,567,732,506
Treasury shares outstanding	7,269,138	7,187,541
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	891,900	885,000
(1)Includes VIE balances in net loans and leases, other assets, long-term debt, and other liabilities of $576 million, $421 million, $512 million, and $147 million, respectively, at March 31, 2026, and $669 million, $431 million, $600 million, and $152 million, respectively, at December 31, 2025. See Note 16 -
“Variable Interest Entities” for additional information.
          See Notes to Unaudited Consolidated Financial Statements
38    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	March 31, 2026	March 31, 2025
Interest and fee income:
Loans and leases	$2,518	$1,905
Available-for-sale securities
Taxable	258	287
Tax-exempt	33	34
Held-to-maturity securities—taxable	99	108
Other securities—taxable	16	12
Other	162	143
Total interest income	3,086	2,489
Interest expense:
Deposits	920	810
Short-term borrowings	16	14
Long-term debt	259	239
Total interest expense	1,195	1,063
Net interest income	1,891	1,426
Provision for credit losses	158	115
Net interest income after provision for credit losses	1,733	1,311
Noninterest income:
Payments and cash management revenue	187	155
Wealth and asset management revenue	120	101
Customer deposit and loan fees	110	86
Capital markets and advisory fees	132	67
Mortgage banking income	32	31
Insurance income	21	20
Leasing revenue	13	14
Net gains (losses) on sales of securities	13	—
Other noninterest income	54	20
Total noninterest income	682	494
Noninterest expense:
Personnel costs	992	671
Outside data processing and other services	311	170
Equipment	93	67
Net occupancy	85	65
Professional services	44	22
Marketing	37	29
Deposit and other insurance expense	35	37
Amortization of intangibles	41	11
Lease financing equipment depreciation	3	4
Other noninterest expense	133	76
Total noninterest expense	1,774	1,152
Income before income taxes	641	653
Provision for income taxes	114	122
Income after income taxes	527	531
Income attributable to non-controlling interest	4	4
Net income attributable to Huntington	523	527
Dividends on preferred shares	41	27
Net income applicable to common shares	$482	$500
Average common shares—basic	1,869,397	1,454,498
Average common shares—diluted	1,900,647	1,481,879
Per common share:
Net income—basic	$0.26	$0.34
Net income—diluted	0.25	0.34
See Notes to Unaudited Consolidated Financial Statements
2026 1Q Form 10-Q    39

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Net income attributable to Huntington	$523	$527
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of hedges	(76)	255
Net change related to cash flow hedges on loans	(76)	177
Translation adjustments, net of hedges	—	1
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	—
Other comprehensive (loss) income, net of tax	(151)	433
Comprehensive income attributable to Huntington	372	960
Comprehensive income attributed to non-controlling interest	4	4
Comprehensive income	$376	$964
See Notes to Unaudited Consolidated Financial Statements
40    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non- controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended March 31, 2026
Balance, beginning of period	$2,731	1,574,920	$16	$17,244	(7,188)	$(92)	$(1,908)	$6,351	$24,342	$37	$24,379
Net income								523	523	4	527
Other comprehensive loss, net of tax							(151)		(151)		(151)
Cadence acquisition:
Issuance of common stock		461,548	4	8,064					8,068		8,068
Conversion of equity awards				117					117		117
Issuance of Series L Preferred Stock	150			—					150		150
Repurchases of common stock		(8,953)	—	(150)					(150)		(150)
Cash dividends declared:
Common ($0.155 per share)								(318)	(318)		(318)
Preferred								(41)	(41)		(41)
Recognition of the fair value of share-based compensation				45					45		45
Other share-based compensation activity		6,885	—	(49)				—	(49)		(49)
Other				2	(81)	(3)			(1)	5	4
Balance, end of period	$2,881	2,034,400	$20	$25,273	(7,269)	$(95)	$(2,059)	$6,515	$32,535	$46	$32,581

Three months ended March 31, 2025
Balance, beginning of period	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782
Net income								527	527	4	531
Other comprehensive income, net of tax							433		433		433
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(27)	(27)		(27)
Recognition of the fair value of share-based compensation				21					21		21
Other share-based compensation activity		3,356	—	(26)				—	(26)		(26)
Other				—	(180)	(4)			(4)	6	2
Balance, end of period	$1,989	1,463,976	$15	$15,479	(7,164)	$(90)	$(2,433)	$5,474	$20,434	$52	$20,486
See Notes to Unaudited Consolidated Financial Statements
2026 1Q Form 10-Q    41

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Operating activities
Net income	$527	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	158	115
Depreciation, amortization, and accretion	191	209
Share-based compensation expense	45	21
Deferred income tax benefit	(83)	(25)
Net gains on sales of securities	(13)	—
Net change in:
Trading account securities	(136)	(424)
Loans held for sale	468	70
Other assets	(780)	52
Short-term borrowings	144	503
Other liabilities	47	(543)
Other, net	(44)	4
Net cash provided by operating activities	524	513
Investing activities
Change in interest-earning deposits with banks	149	183
Proceeds from:
Maturities and calls of available-for-sale securities	1,994	1,481
Maturities and calls of held-to-maturity securities	494	571
Maturities and calls of other securities	197	40
Sales of available-for-sale securities	4,531	—
Purchases of available-for-sale securities	(7,071)	(1,577)
Purchases of held-to-maturity securities	—	(515)
Purchases of other securities	(225)	(97)
Net proceeds from sales of loans and leases	133	49
Principal payments received under direct finance leases	428	356
Net loan and lease activity, excluding sales and purchases	(2,825)	(2,883)
Purchases of premises and equipment	(124)	(54)
Purchases of loans and leases	(164)	(195)
Net accrued income and other receivables activity	676	476
Net cash and cash equivalents received from business combinations	1,680	—
Other, net	(8)	15
Net cash used in investing activities	(135)	(2,150)
Financing activities
Increase in deposits	3,342	2,889
Decrease in short-term borrowings	(1,053)	(82)
Net proceeds from issuance of long-term debt	5,364	1,953
Repayment of long-term debt	(1,852)	(378)
Dividends paid on preferred stock	(43)	(27)
Dividends paid on common stock	(248)	(226)
Repurchases of common stock	(150)	—
Other, net	(58)	(29)
Net cash provided by financing activities	5,302	4,100
Increase in cash and cash equivalents	5,691	2,463
Cash and cash equivalents at beginning of period (1)	13,495	12,847
Cash and cash equivalents at end of period (1)	$19,186	$15,310
42    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (continued) (Unaudited)

	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Supplemental disclosures:
Interest paid	$1,226	$1,092
Income taxes paid	30	34
Non-cash activities
Loans transferred to held-for-sale from portfolio	140	73
Loans transferred to portfolio from held-for-sale	32	8
Business combination:
Fair value of tangible assets acquired	50,341	—
Goodwill and other intangible assets	4,502	—
Fair value of liabilities assumed	46,508	—
Common stock and equity-based awards issued	8,185	—
Preferred stock issued	150	—
(1)Includes cash and due from banks and interest-earning deposits at the FRB, included within Interest-earning deposits with banks on our Unaudited
Consolidated Balance Sheets.
See Notes to Unaudited Consolidated Financial Statements
2026 1Q Form 10-Q    43

Huntington Bancshares Incorporated
Notes to Unaudited Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying interim Unaudited Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the consolidated financial position, the results of operations, and cash flows for the periods presented. These interim Unaudited Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2025 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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

3. BUSINESS COMBINATIONS
Veritex Acquisition
On October 20, 2025, Huntington completed the acquisition of Veritex Holdings, Inc. (“Veritex”), a bank holding company headquartered in Dallas, Texas, pursuant to the Agreement and Plan of Merger dated July 13, 2025
(“Veritex Merger Agreement”). Upon completion of the acquisition, Veritex merged with and into Huntington, with
Huntington as the surviving company, immediately followed by the merger of Veritex’s wholly owned subsidiary bank, Veritex Community Bank, with and into Huntington’s wholly owned subsidiary bank, Huntington National
Bank, with Huntington National Bank as the surviving bank.
44    Huntington Bancshares Incorporated

Under the terms of the Veritex Merger Agreement, Huntington issued 1.95 shares of its common stock for each outstanding share of Veritex common stock (“Veritex Merger Consideration”), in a 100% stock transaction, with cash paid in lieu of fractional shares. In addition, each holder of an outstanding Veritex stock option received cash equal to the per-share value of the Veritex Merger Consideration over the per-share exercise price, while any Veritex stock option with a per-share exercise price that was equal to or greater than the per share value of the Merger
Consideration was cancelled for no consideration, and each outstanding restricted stock unit representing a right to receive Veritex common stock was converted into a restricted stock unit representing a right to receive Huntington’s common stock as adjusted by the 1.95 exchange ratio. Upon completion of the merger, Huntington issued 107 million shares of its common stock to Veritex shareholders of record as of the merger date, in addition to 1 million shares issued upon the conversion of certain Veritex equity awards, resulting in total consideration from the transaction of $1.7 billion based on the closing price of the Company’s common stock on October 17, 2025.
The acquisition of Veritex constituted a business combination in accordance with ASC Topic 805, Business
Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from Veritex are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. The purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans and certain other assets.
Preliminary Allocation of Purchase Consideration
The following table provides the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed from Veritex as of October 20, 2025.

(dollar amounts in millions)	Fair Value
Purchase consideration
Fair value of common stock issued	$1,659
Fair value of equity-based awards	23
Cash	2
Total consideration	1,684
Assets acquired
Cash and due from banks	19
Interest-earning deposits with banks	943
Available-for-sale securities	1,274
Other securities	76
Loans held for sale	83
Loans and leases	9,300
Allowance for loan and lease losses	(143)
Net loans and leases	9,157
Bank-owned life insurance	87
Premises and equipment	135
Servicing rights and other intangible assets	105
Other assets	147
Total assets acquired	12,026
Liabilities assumed
Deposits	10,516
Long-term debt	159
Other liabilities	117
Total liabilities assumed	10,792
Preliminary fair value of net assets acquired	1,234
Preliminary goodwill	$450
2026 1Q Form 10-Q    45

In connection with the Veritex acquisition, Huntington recorded preliminary goodwill of $450 million, none of which is anticipated to be deductible for tax purposes. The preliminary goodwill is primarily attributable to expected synergies, operational efficiencies, and other factors to arise from the transaction. See Note 8 - “Goodwill and Other
Intangible Assets” to the Consolidated Financial Statements appearing in Huntington’s 2025 Annual Report on Form
10-K for information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets.
See Note 3 - “Business Combinations” to the Consolidated Financial Statements appearing in Huntington’s 2025
Annual Report on Form 10-K for descriptions of the methods used to determine the fair values of significant assets acquired and liabilities assumed in the Veritex acquisition.
Cadence Acquisition
On February 1, 2026, Huntington completed the acquisition of Cadence Bank (“Cadence”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, pursuant to an agreement by and among Huntington,
Huntington National Bank, and Cadence, whereby Cadence merged with and into Huntington National Bank, with
Huntington National Bank as the surviving bank (“Cadence Merger Agreement”).
Under the terms of the Cadence Merger Agreement, Huntington issued 2.475 shares of common stock for each outstanding common share of Cadence in a 100% stock transaction, with cash paid in lieu of fractional shares. In addition, each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence was
converted into the right to receive one depositary share representing 1/1000 of a share of a newly created 5.50%
Series L Non-Cumulative Perpetual Preferred Stock of Huntington. Upon completion of the merger, Huntington issued 462 million shares of its common stock to Cadence shareholders of record as of the merger date, in addition to the conversion of certain Cadence equity awards into Huntington equity awards and the issuance of the depositary shares representing the newly created Series L Preferred Stock, resulting in total consideration from the transaction of $8.3 billion based on the closing price of the Company’s common stock on January 30, 2026.
The acquisition of Cadence constituted a business combination in accordance with ASC Topic 805, Business
Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from Cadence are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. The purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans, certain deposits, certain other assets, and the core deposit intangible asset.
46    Huntington Bancshares Incorporated

Preliminary Allocation of Purchase Consideration
The following table provides the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed from Cadence as of February 1, 2026.

(dollar amounts in millions)	Fair Value
Purchase consideration
Fair value of common stock issued	$8,068
Fair value of equity-based awards	117
Fair value of preferred stock issued	150
Total consideration	8,335
Assets acquired
Cash and due from banks	490
Interest-earning deposits with banks	1,368
Available-for-sale securities	8,964
Other securities	259
Loans held for sale	151
Loans and leases	36,912
Allowance for loan and lease losses	(567)
Net loans and leases	36,345
Bank-owned life insurance	768
Premises and equipment	738
Servicing rights and other intangible assets	1,005
Other assets	1,258
Total assets acquired	51,346
Liabilities assumed
Deposits	43,530
Short-term borrowings	1,553
Long-term debt	945
Other liabilities	480
Total liabilities assumed	46,508
Preliminary fair value of net assets acquired	4,838
Preliminary goodwill	$3,497
In connection with the Cadence acquisition, Huntington recorded preliminary goodwill of $3.5 billion, none of which is anticipated to be deductible for tax purposes. The preliminary goodwill is primarily attributable to expected synergies, operational efficiencies, and other factors to arise from the transaction. Information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts of core deposit and other intangible assets, are provided in Note 8 - “Goodwill and Other Intangible Assets”
of the Notes to Unaudited Consolidated Financial Statements.
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
instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.
2026 1Q Form 10-Q    47

Loans and leases: Fair values for loans and leases were based on a discounted cash flow methodology that considered factors including the type of loan and lease and related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans and leases were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans and leases were based on current market rates for new originations of comparable loans and leases and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans and leases held-for-investment. In addition, Huntington adopted ASU 2025-08 in the fourth quarter of 2025.
Accordingly, the initial estimate of expected credit losses recognized in the ALLL included both PCD and non-PCD loans which were deemed purchased seasoned loans.
The following table includes the fair value and unpaid principal balance of the acquired loans and leases.

(dollar amounts in millions)	Unpaid principal balance	Premium/ (discount)	Loans and leases	Allowance for loan losses	Net loans and leases
Non-PCD loans	$31,879	$(390)	$31,489	$(245)	$31,244
PCD loans	5,614	(191)	5,423	(322)	5,101
Total	$37,493	$(581)	$36,912	$(567)	$36,345
CDI: Huntington recorded a CDI of $855 million as of the acquisition date, which represents the low cost of funding that acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.
Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
48    Huntington Bancshares Incorporated

Pro Forma Financial Information (Unaudited)
Huntington's operating results for the quarter ended March 31, 2026 include the operating results of the acquired assets and assumed liabilities of Veritex subsequent to the acquisition on October 20, 2025 and Cadence subsequent to the acquisition on February 1, 2026. Due to the streamlining and integration of certain operating activities into those of Huntington post-acquisition, historical reporting for the former Veritex and Cadence operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before income taxes are impracticable for the periods subsequent to the acquisitions.
The following table presents unaudited pro forma combined information as if the acquisitions of Veritex and
Cadence had occurred on January 1, 2025 under the “Unaudited Pro Forma Combined Results” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the net discount associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired interest-bearing deposits and long-term debt, and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2025. Pro forma combined results for the three months ended March 31, 2026 include
$321 million of acquisition-related expenses attributable to the acquisitions, which primarily included, but were not limited to, severance costs, professional services, and data processing fees. Pro forma combined results also include adjustments for the elimination of Veritex’s and Cadence’s intangible amortization expense and Cadence’s interest income and interest expense related to premium amortization/discount accretion from prior acquisitions, and the related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired Veritex and Cadence on January 1, 2025. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma combined amounts.

	Unaudited Pro Forma Combined Results
	Three months ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Net interest income	$2,042	$1,914
Noninterest income	739	594
Net income attributable to Huntington	485	665
2026 1Q Form 10-Q    49

4. INVESTMENT SECURITIES AND OTHER SECURITIES
Debt securities are classified as held-to-maturity when Huntington has the intent and ability to hold the securities to their maturity. All other debt and equity securities are classified as either available-for-sale or other securities. The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category.

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At March 31, 2026
Available-for-sale securities:
U.S. Treasury	$8,484	$9	$(7)	$8,486
Federal agencies:
Residential MBS	13,978	2	(1,383)	12,597
Residential CMO	6,775	10	(337)	6,448
Commercial MBS	3,365	—	(660)	2,705
Other agencies	520	1	(2)	519
Total U.S. Treasury, federal agency, and other agency securities	33,122	22	(2,389)	30,755
Municipal securities	4,436	4	(102)	4,338
Corporate debt	193	—	(17)	176
Asset-backed securities	189	—	(7)	182
Private-label CMO	103	—	(7)	96
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$38,053	$26	$(2,522)	$35,557

Held-to-maturity securities:
U.S. Treasury	$2,158	$8	$(3)	$2,163
Federal agencies:
Residential MBS	7,546	—	(947)	6,599
Residential CMO	3,772	2	(549)	3,225
Commercial MBS	1,249	—	(187)	1,062
Other agencies	42	—	(2)	40
Total U.S. Treasury, federal agency, and other agency securities	14,767	10	(1,688)	13,089
Municipal securities	1	—	—	1
Total held-to-maturity securities	$14,768	$10	$(1,688)	$13,090

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$719	$—	$—	$719
FHLB stock	436	—	—	436
Other non-marketable equity securities	62	—	—	62
Other securities, at fair value:
Mutual funds	29	—	—	29
Equity securities	35	—	—	35
Total other securities	$1,281	$—	$—	$1,281
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited
Consolidated Balance Sheets. At March 31, 2026, accrued interest receivable on AFS securities and HTM securities totaled $126 million and $39 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $196 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
50    Huntington Bancshares Incorporated

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2025
Available-for-sale securities:
U.S. Treasury	$4,590	$45	$—	$4,635
Federal agencies:
Residential MBS	11,031	3	(1,365)	9,669
Residential CMO	5,496	9	(308)	5,197
Commercial MBS	2,488	—	(657)	1,831
Other agencies	153	—	(3)	150
Total U.S. Treasury, federal agency, and other agency securities	23,758	57	(2,333)	21,482
Municipal securities	4,215	9	(81)	4,143
Corporate debt	193	—	(15)	178
Asset-backed securities	229	—	(8)	221
Private-label CMO	105	—	(7)	98
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$28,510	$66	$(2,444)	$26,132

Held-to-maturity securities:
U.S. Treasury	$2,349	$19	$—	$2,368
Federal agencies:
Residential MBS	7,718	1	(941)	6,778
Residential CMO	3,865	5	(520)	3,350
Commercial MBS	1,278	—	(184)	1,094
Other agencies	47	—	(2)	45
Total U.S. Treasury, federal agency, and other agency securities	15,257	25	(1,647)	13,635
Municipal securities	1	—	—	1
Total held-to-maturity securities	$15,258	$25	$(1,647)	$13,636

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$616	$—	$—	$616
FHLB stock	288	—	—	288
Other non-marketable equity securities	48	—	—	48
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	12		—	12
Total other securities	$994	$—	$—	$994
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited
Consolidated Balance Sheets. At December 31, 2025, accrued interest receivable on AFS securities and HTM securities totaled $106 million and $44 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $177 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2026 1Q Form 10-Q    51

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At March 31, 2026		At December 31, 2025
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$5,140	$5,135	$1,369	$1,365
After 1 year through 5 years	6,605	6,558	5,581	5,595
After 5 years through 10 years	2,217	2,089	1,899	1,784
After 10 years	24,091	21,775	19,661	17,388
Total available-for-sale securities	$38,053	$35,557	$28,510	$26,132

Held-to-maturity securities:
Under 1 year	$502	$503	$603	$604
After 1 year through 5 years	1,679	1,683	1,773	1,791
After 5 years through 10 years	136	128	144	134
After 10 years	12,451	10,776	12,738	11,107
Total held-to-maturity securities	$14,768	$13,090	$15,258	$13,636
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2026
Available-for-sale securities:
U.S. Treasury	$3,883	$(7)	$—	$—	$3,883	$(7)
Federal agencies:
Residential MBS	3,290	(20)	8,946	(1,363)	12,236	(1,383)
Residential CMO	1,606	(6)	2,406	(331)	4,012	(337)
Commercial MBS	870	(4)	1,776	(656)	2,646	(660)
Other agencies	61	—	69	(2)	130	(2)
Total U.S. Treasury, federal agency, and other agency securities	9,710	(37)	13,197	(2,352)	22,907	(2,389)
Municipal securities	1,358	(16)	2,307	(86)	3,665	(102)
Corporate debt	2	—	174	(17)	176	(17)
Asset-backed securities	—	—	149	(7)	149	(7)
Private-label CMO	3	—	73	(7)	76	(7)
Total temporarily impaired available-for-sale securities	$11,073	$(53)	$15,900	$(2,469)	$26,973	$(2,522)

Held-to-maturity securities:
U.S. Treasury	$747	$(3)	$—	$—	$747	$(3)
Federal agencies:
Residential MBS	67	(1)	6,489	(946)	6,556	(947)
Residential CMO	71	(1)	2,852	(548)	2,923	(549)
Commercial MBS	—	—	1,062	(187)	1,062	(187)
Other agencies	—	—	40	(2)	40	(2)
Total U.S. Treasury, federal agency, and other agency securities	885	(5)	10,443	(1,683)	11,328	(1,688)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$885	$(5)	$10,444	$(1,683)	$11,329	$(1,688)
52    Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2025
Available-for-sale securities:
U.S. Treasury	$—	$—	$439	$—	$439	$—
Federal agencies:
Residential MBS	55	—	9,185	(1,365)	9,240	(1,365)
Residential CMO	51	—	2,665	(308)	2,716	(308)
Commercial MBS	23	—	1,782	(657)	1,805	(657)
Other agencies	15	—	74	(3)	89	(3)
Total U.S. Treasury, federal agency, and other agency securities	144	—	14,145	(2,333)	14,289	(2,333)
Municipal securities	1,043	(14)	1,892	(67)	2,935	(81)
Corporate debt	2	—	176	(15)	178	(15)
Asset-backed securities	9	—	207	(8)	216	(8)
Private-label CMO	—	—	79	(7)	79	(7)
Total temporarily impaired available-for-sale securities	$1,198	$(14)	$16,499	$(2,430)	$17,697	$(2,444)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$289	$—	$289	$—
Federal agencies:
Residential MBS	—	—	6,694	(941)	6,694	(941)
Residential CMO	48	—	2,956	(520)	3,004	(520)
Commercial MBS	—	—	1,094	(184)	1,094	(184)
Other agencies	—	—	45	(2)	45	(2)
Total U.S. Treasury, federal agency, and other agency securities	48	—	11,078	(1,647)	11,126	(1,647)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$48	$—	$11,079	$(1,647)	$11,127	$(1,647)
At March 31, 2026, substantially all HTM debt securities are comprised of securities issued by government-
sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at March 31, 2026. Based on an evaluation of available information as of March 31,
2026, including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, Huntington does not expect to incur credit losses on any security held in its AFS and HTM debt securities portfolio. There was no allowance related to securities as of March 31, 2026 or December 31, 2025.
The carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and to support borrowing capacity, totaled $36.5 billion at March 31, 2026 and $29.7 billion at December 31, 2025.
2026 1Q Form 10-Q    53

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Commercial loan and lease portfolio:
Commercial and industrial	$89,282	$69,442
Commercial real estate	24,337	15,209
Lease financing	5,796	5,727
Total commercial loan and lease portfolio	119,415	90,378
Consumer loan portfolio:
Residential mortgage	33,458	24,777
Automobile	15,953	16,168
Home equity	11,831	10,395
RV and marine	5,627	5,682
Other consumer	2,534	2,242
Total consumer loan portfolio	69,403	59,264
Total loans and leases (1)(2)	188,818	149,642
Allowance for loan and lease losses	(3,243)	(2,537)
Net loans and leases	$185,575	$147,105
(1)Loans and leases are reported at principal amount outstanding, including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of
$1.5 billion and $815 million at March 31, 2026 and December 31, 2025, respectively.
(2)The total amount of accrued interest recorded for loans and leases at March 31, 2026 was $483 million and $342 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2025 was $358 million and $253 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Lease payments receivable	$5,417	$5,379
Estimated residual value of leased assets	1,030	1,011
Gross investment in lease financing receivables	6,447	6,390
Deferred origination costs	57	58
Deferred fees, unearned income, and other	(708)	(721)
Total lease financing receivables	$5,796	$5,727
The carrying value of residual values guaranteed was $400 million and $419 million as of March 31, 2026 and
December 31, 2025, respectively. The future lease rental payments due from customers on direct financing leases at
March 31, 2026 totaled $5.4 billion and were due as follows: $975 million in 2026, $1.1 billion in 2027, $1.0 billion in
2028, $919 million in 2029, $660 million in 2030, and $727 million thereafter. Interest income recognized for these types of leases was $98 million and $89 million for the three-month periods ended March 31, 2026 and 2025, respectively.
54    Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by loan class.

	At March 31, 2026		At December 31, 2025
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$117	$824	$76	$562
Commercial real estate	34	188	81	133
Lease financing	2	9	4	8
Residential mortgage	3	185	5	107
Automobile	—	6	—	6
Home equity	—	117	—	113
RV and marine	—	2	—	2
Other consumer	—	1	—	—
Total nonaccrual loans and leases	$156	$1,332	$166	$931
The following table presents an aging analysis of loans and leases, by loan class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At March 31, 2026
Commercial and industrial	$273	$108	$468	$849	$88,433	$—	$89,282	$2	(2)
Commercial real estate	61	37	64	162	24,175	—	24,337	3
Lease financing	37	9	8	54	5,742	—	5,796	5
Residential mortgage	330	124	493	947	32,345	166	33,458	368	(3)
Automobile	128	30	15	173	15,780	—	15,953	12
Home equity	77	37	105	219	11,612	—	11,831	22
RV and marine	26	8	4	38	5,589	—	5,627	3
Other consumer	23	8	7	38	2,496	—	2,534	6
Total loans and leases	$955	$361	$1,164	$2,480	$186,172	$166	$188,818	$421
At December 31, 2025
Commercial and industrial	$144	$78	$332	$554	$68,888	$—	$69,442	$1	(2)
Commercial real estate	31	2	101	134	15,075	—	15,209	—
Lease financing	30	32	10	72	5,655	—	5,727	9
Residential mortgage	239	100	305	644	23,966	167	24,777	232	(3)
Automobile	132	33	18	183	15,985	—	16,168	14
Home equity	60	30	89	179	10,216	—	10,395	16
RV and marine	25	10	5	40	5,642	—	5,682	4
Other consumer	18	6	7	31	2,211	—	2,242	6
Total loans and leases	$679	$291	$867	$1,837	$147,638	$167	$149,642	$282
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include mortgage loans insured by U.S. government agencies.
Credit Quality Indicators
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. See Note 5 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2025 Annual Report on Form 10-K for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
2026 1Q Form 10-Q    55

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$7,007	$19,650	$10,233	$6,015	$5,502	$6,826	$29,569	$20	$84,822
OLEM	89	139	240	86	113	105	295	—	1,067
Substandard	235	490	582	417	337	439	866	27	3,393
Total Commercial and industrial	$7,331	$20,279	$11,055	$6,518	$5,952	$7,370	$30,730	$47	$89,282
Commercial real estate
Credit Quality Indicator:
Pass	$1,089	$5,699	$3,111	$1,411	$3,847	$5,330	$1,132	$—	$21,619
OLEM	53	179	22	81	499	290	—	—	1,124
Substandard	68	274	160	118	517	454	3	—	1,594
Total Commercial real estate	$1,210	$6,152	$3,293	$1,610	$4,863	$6,074	$1,135	$—	$24,337
Lease financing
Credit Quality Indicator:
Pass	$393	$1,975	$1,499	$1,000	$315	$551	$—	$—	$5,733
OLEM	—	—	6	1	—	—	—	—	7
Substandard	—	2	7	22	9	16	—	—	56
Total Lease financing	$393	$1,977	$1,512	$1,023	$324	$567	$—	$—	$5,796
Residential mortgage
Credit Quality Indicator:
750+	$371	$2,425	$2,384	$2,637	$4,569	$11,796	$320	$—	$24,502
650-749	146	1,032	731	617	945	2,573	73	—	6,117
<650	234	477	294	193	298	1,141	36	—	2,673
Total Residential mortgage	$751	$3,934	$3,409	$3,447	$5,812	$15,510	$429	$—	$33,292
Automobile
Credit Quality Indicator:
750+	$1,069	$3,439	$2,403	$898	$626	$392	$—	$—	$8,827
650-749	502	2,714	1,375	466	311	190	—	—	5,558
<650	42	613	415	204	163	131	—	—	1,568
Total Automobile	$1,613	$6,766	$4,193	$1,568	$1,100	$713	$—	$—	$15,953
Home equity
Credit Quality Indicator:
750+	$32	$242	$168	$239	$320	$887	$5,606	$233	$7,727
650-749	37	85	64	80	70	148	2,582	207	3,273
<650	—	8	11	17	14	49	588	144	831
Total Home equity	$69	$335	$243	$336	$404	$1,084	$8,776	$584	$11,831
RV and marine
Credit Quality Indicator:
750+	$223	$647	$673	$660	$641	$1,400	$—	$—	$4,244
650-749	27	184	190	207	159	415	—	—	1,182
<650	—	7	22	32	30	110	—	—	201
Total RV and marine	$250	$838	$885	$899	$830	$1,925	$—	$—	$5,627
Other consumer
Credit Quality Indicator:
750+	$140	$332	$164	$51	$24	$59	$634	$7	$1,411
650-749	56	186	89	31	10	16	534	4	926
<650	4	29	22	11	5	6	112	8	197
Total Other consumer	$200	$547	$275	$93	$39	$81	$1,280	$19	$2,534
56    Huntington Bancshares Incorporated

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$19,465	$8,750	$4,561	$4,189	$1,601	$2,181	$25,228	$7	$65,982
OLEM	222	226	92	106	14	17	272	—	949
Substandard	513	406	326	285	137	127	717	—	2,511
Total Commercial and industrial	$20,200	$9,382	$4,979	$4,580	$1,752	$2,325	$26,217	$7	$69,442
Commercial real estate
Credit Quality Indicator:
Pass	$3,257	$1,813	$761	$2,491	$1,358	$2,429	$876	$—	$12,985
OLEM	58	47	89	398	275	108	—	—	975
Substandard	178	87	125	366	197	289	7	—	1,249
Total Commercial real estate	$3,493	$1,947	$975	$3,255	$1,830	$2,826	$883	$—	$15,209
Lease financing
Credit Quality Indicator:
Pass	$1,854	$1,506	$1,091	$547	$356	$303	$—	$—	$5,657
OLEM	—	7	10	2	3	9	—	—	31
Substandard	3	6	11	13	2	4	—	—	39
Total Lease financing	$1,857	$1,519	$1,112	$562	$361	$316	$—	$—	$5,727
Residential mortgage
Credit Quality Indicator:
750+	$1,515	$1,785	$2,028	$3,755	$5,331	$5,006	$—	$—	$19,420
650-749	638	441	397	638	727	1,076	—	—	3,917
<650	88	113	100	165	155	652	—	—	1,273
Total Residential mortgage	$2,241	$2,339	$2,525	$4,558	$6,213	$6,734	$—	$—	$24,610
Automobile
Credit Quality Indicator:
750+	$4,019	$2,692	$1,036	$754	$424	$107	$—	$—	$9,032
650-749	2,879	1,576	544	369	199	53	—	—	5,620
<650	523	428	217	184	123	41	—	—	1,516
Total Automobile	$7,421	$4,696	$1,797	$1,307	$746	$201	$—	$—	$16,168
Home equity
Credit Quality Indicator:
750+	$185	$164	$249	$321	$376	$542	$4,909	$228	$6,974
650-749	56	51	72	62	43	102	2,100	217	2,703
<650	3	8	14	29	7	41	474	142	718
Total Home equity	$244	$223	$335	$412	$426	$685	$7,483	$587	$10,395
RV and marine
Credit Quality Indicator:
750+	$709	$716	$709	$676	$586	$914	$—	$—	$4,310
650-749	172	204	209	164	164	264	—	—	1,177
<650	5	19	32	29	37	73	—	—	195
Total RV and marine	$886	$939	$950	$869	$787	$1,251	$—	$—	$5,682
Other consumer
Credit Quality Indicator:
750+	$388	$176	$52	$25	$11	$45	$619	$9	$1,325
650-749	172	87	29	9	3	10	485	4	799
<650	14	15	8	4	1	2	66	8	118
Total Other consumer	$574	$278	$89	$38	$15	$57	$1,170	$21	$2,242
2026 1Q Form 10-Q    57

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2026	2025	2024	2023	2022	Prior			Total
Three months ended March 31, 2026
Commercial and industrial	$1	$12	$6	$7	$2	$49	$15	$—	$92
Commercial real estate	—	—	—	—	1	4	—	—	5
Lease financing	—	—	—	—	—	1	—	—	1
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	9	6	4	3	3	—	—	25
Home equity	—	—	—	—	—	—	—	1	1
RV and marine	—	—	1	2	1	5	—	—	9
Other consumer	1	9	6	3	1	4	2	13	39
Total	$2	$30	$19	$16	$8	$67	$17	$14	$173
	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Three months ended March 31, 2025
Commercial and industrial	$—	$6	$8	$33	$3	$9	$9	$1	$69
Commercial real estate	—	—	—	—	1	—	—	—	1
Lease financing	—	1	1	2	—	—	—	—	4
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	5	5	6	3	1	—	—	20
Home equity	—	—	—	—	—	—	1	1	2
RV and marine	—	—	2	1	2	4	—	—	9
Other consumer	1	6	5	2	1	3	—	9	27
Total	$1	$18	$21	$44	$10	$18	$10	$11	$133
58    Huntington Bancshares Incorporated

Modifications to Debtors Experiencing Financial Difficulty
See Note 5 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2025
Annual Report on Form 10-K for a description of reported modification types and the impact on credit quality of borrowers experiencing financial difficulty.
The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended March 31, 2026
Commercial and industrial	$33	$82	$—	$57	$172	0.19%
Commercial real estate	—	54	—	—	54	0.22
Residential mortgage	—	12	5	1	18	0.05
Automobile	—	4	—	1	5	0.03
Home equity	—	2	—	1	3	0.03
Total loans to borrowers experiencing financial difficulty to which modifications were made	$33	$154	$5	$60	$252	0.13%
Three months ended March 31, 2025
Commercial and industrial	$47	$173	$—	$—	$220	0.37%
Commercial real estate	—	97	—	—	97	0.88
Residential mortgage	—	16	7	1	24	0.10
Automobile	—	2	—	—	2	0.01
Home equity	—	2	—	2	4	0.04
Other consumer	1	—	—	—	1	0.05
Total loans to borrowers experiencing financial difficulty to which modifications were made	$48	$290	$7	$3	$348	0.26%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
The following table summarizes the weighted-average financial effects of loan modifications made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended March 31, 2026
Commercial and industrial	10.54%	7.53%	0.8
Commercial real estate			0.5
Three months ended March 31, 2025
Commercial and industrial	7.90%	7.61%	0.9
Commercial real estate			1.0
Residential mortgage			6.5
(1) Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
2026 1Q Form 10-Q    59

The performance of loans made to borrowers experiencing financial difficulty to which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At March 31, 2026
Commercial and industrial	$11	$1	$5	$17	$297	$314
Commercial real estate	7	1	26	34	115	149
Residential mortgage	12	6	20	38	35	73
Automobile	1	—	—	1	11	12
Home equity	2	1	3	6	12	18
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended March 31, 2026	$33	$9	$54	$96	$472	$568
At March 31, 2025
Commercial and industrial	$8	$—	$5	$13	$483	$496
Commercial real estate	12	—	2	14	244	258
Residential mortgage	9	9	15	33	39	72
Automobile	2	—	—	2	9	11
Home equity	1	1	1	3	12	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended March 31, 2025	$32	$10	$23	$65	$790	$855
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the
FHLB. As of March 31, 2026 and December 31, 2025, loans and leases totaling $141.2 billion and $114.2 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
60    Huntington Bancshares Incorporated

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended March 31, 2026
ALLL balance, beginning of period	$1,731	$806	$2,537
Loan and lease charge-offs (1)	(98)	(75)	(173)
Recoveries of loans and leases previously charged-off	42	20	62
Provision for loan and lease losses	192	58	250
Allowance on PCD loans and leases at acquisition	268	54	322
Allowance on purchased seasoned loans and leases at acquisition	170	75	245
ALLL balance, end of period	$2,305	$938	$3,243
AULC balance, beginning of period	$145	$61	$206
Provision (benefit) for unfunded lending commitments	(50)	(42)	(92)
Acquired unfunded lending commitments	3	8	11
AULC balance, end of period	$98	$27	$125
ACL balance, end of period	$2,403	$965	$3,368
Three months ended March 31, 2025
ALLL balance, beginning of period	$1,484	$760	$2,244
Loan and lease charge-offs	(74)	(59)	(133)
Recoveries of loans and leases previously charged-off	30	17	47
Provision for loan and lease losses	80	25	105
ALLL balance, end of period	$1,520	$743	$2,263
AULC balance, beginning of period	$144	$58	$202
Provision (benefit) for unfunded lending commitments	14	(1)	13
AULC balance, end of period	$158	$57	$215
ACL balance, end of period	$1,678	$800	$2,478
(1)Includes charge-offs of $23 million on certain commercial loans previously charged off by Cadence, which were written up to the unpaid principal balance at acquisition and then immediately written off as required by purchase accounting.
At March 31, 2026, the ACL was $3.4 billion, a $625 million increase compared to December 31, 2025. The increase in the ACL was driven by the ACL recorded for loans acquired in the Cadence transaction in addition to organic loan and lease growth. The ACL coverage ratio at March 31, 2026 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
The commercial ACL was $2.4 billion at March 31, 2026, a $527 million increase compared to December 31,
2025, with the increase driven by $438 million of ALLL recorded for commercial loans acquired in the Cadence transaction, as well as organic growth in commercial loans and leases during the first quarter of 2026. The consumer
ACL was $965 million at March 31, 2026, an increase of $98 million from December 31, 2025, with the increase due to $129 million of ALLL recorded for consumer loans acquired in the Cadence transaction.
The baseline economic scenario used to estimate our March 31, 2026 ACL assumes continued tariff uncertainty, but reflects marginal improved performance of the U.S. economy in the near term with minimal change in the overall outlook. In this scenario, the unemployment rate is expected to remain at 4.5% throughout 2026 before declining slightly in 2027. The Federal Reserve restarts rate cuts in 2026, resulting in an average federal funds rate of
3.2% for 2026. The inflation outlook stabilizes slightly as the impacts of tariffs and other trade policies moderate, and near-term inflation declines but remains above the Federal Reserve’s 2% target throughout 2026. After slow
GDP growth to end 2025, GDP growth accelerates in the first quarter of 2026 but is expected to decline over the remainder of 2026 and remain below 2% for all of 2027.
2026 1Q Form 10-Q    61

The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate industry, recent inflation levels, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world.
Given the uncertainty associated with key economic scenario assumptions, the March 31, 2026 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Residential mortgage loans sold with servicing retained	$1,309	$1,009
Pretax gains resulting from above loan sales (1)	28	19
Total servicing, late, and other ancillary fees (1)	33	27
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended
(dollar amounts in millions)	March 31, 2026		March 31, 2025
Fair value, beginning of period	$593		$573
Servicing assets obtained in acquisition	140	` `	—
New servicing assets created	28		20
Change in fair value during the period due to:
Time decay (1)	(7)		(7)
Payoffs (2)	(14)		(7)
Changes in valuation inputs or assumptions (3)	(5)		(15)
Fair value, end of period	$735		$564
Related loans serviced for third parties, unpaid principal balance, end of period	$42,796		$33,864
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
The following table summarizes key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At March 31, 2026				At December 31, 2025
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.14%		$(21)	$(40)	8.09%		$(17)	$(33)
Spread over forward interest rate swap rates	544	bps	(17)	(34)	538	bps	(14)	(27)
62    Huntington Bancshares Incorporated

8. GOODWILL AND OTHER INTANGIBLE ASSETS
In conjunction with the Cadence acquisition, Huntington recorded $3.5 billion of goodwill and $855 million of core deposit intangible assets, which is included in servicing rights and other intangible assets on the Unaudited
Consolidated Balance Sheets. For additional information on the Cadence acquisition, see Note 3 - “Business
Combinations” of the Notes to Unaudited Consolidated Financial Statements.
A rollforward of goodwill by business segment for which goodwill is allocated is presented in the table below.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Huntington Consolidated
Balance, December 31, 2025	$3,855	$2,142	$5,997
Cadence acquisition (1)	2,597	900	3,497
Other activity	—	33	33
Balance, March 31, 2026	$6,452	$3,075	$9,527
(1) On February 1, 2026, Huntington completed the acquisition of Cadence. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition.
Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
At March 31, 2026
Core deposit intangible	$1,328	$(375)	$953
Other intangible assets	76	(60)	16
Total other intangible assets	$1,404	$(435)	$969
At December 31, 2025
Core deposit intangible	$473	$(335)	$138
Other intangible assets	66	(59)	7
Total other intangible assets	$539	$(394)	$145
9. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Securities sold under agreements to repurchase	$12	$22
FHLB advances	1,500	1,000
Other borrowings	363	239
Total short-term borrowings	$1,875	$1,261
The carrying value of assets pledged as collateral against repurchase agreements totaled $40 million as of
December 31, 2025. There were no assets pledged as collateral against repurchase agreements as of March 31,
2026. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the
Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
2026 1Q Form 10-Q    63

The following table summarizes the composition of Huntington’s long-term debt.

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
The Parent Company:
Senior Notes	$6,469	$5,514
Subordinated Notes	2,106	1,510
Total notes issued by the Parent Company	8,575	7,024
The Bank:
Senior Notes	3,185	3,192
Subordinated Notes	234	233
Total notes issued by the Bank	3,419	3,425
FHLB Advances	7,156	4,514
Credit linked notes (1)	1,434	1,161
Auto loan securitization trust (2)	512	600
Other	498	497
Total long-term debt	$21,594	$17,221
(1)As of March 31, 2026, the weighted average contractual interest rate on the CLNs was 5.54%. Huntington has elected the fair value option for these notes.
To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company's aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority.
(2)Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.21% due through 2029. See Note 16 - “Variable Interest
Entities” for additional information.
During the first quarter of 2026, Huntington issued $1.0 billion of fixed-to-floating rate senior and $750 million of fixed-rate subordinated notes. The fixed-to-floating senior notes are due January 28, 2032 and bear an initial fixed interest rate of 4.623%. Commencing January 28, 2031, the interest rate will reset to a floating rate equal to a benchmark rate based on the Compounded SOFR Index Rate plus 99 basis points. The fixed-rate subordinated notes are due January 28, 2041 and bear interest at 5.605%.
During the first quarter of 2026, the Bank completed a CLN transaction whereby it issued $410 million of unsecured credit linked notes to third-party investors. There are four classes of notes, each maturing in February
2034. One note class bears interest at a fixed rate of 4.550% and the remaining three note classes bear interest at a floating rate equal to SOFR plus a spread rate that ranges from 1.00% to 8.65% (weighted average spread of 4.15%).
These notes transfer a portion of the risk of losses to third-party investors on an initial $3.5 billion reference pool of
Huntington’s auto-secured loans.
64    Huntington Bancshares Incorporated

10. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of Huntington’s OCI.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended March 31, 2026
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(74)	$17	$(57)
Reclassification adjustment for realized net gains included in net income	(25)	6	(19)
Total unrealized losses on available-for-sale securities, net of hedges	(99)	23	(76)
Unrealized losses on cash flow hedges during the period	(106)	25	(81)
Reclassification adjustment for cash flow hedges included in net income	6	(1)	5
Net change related to cash flow hedges on loans	(100)	24	(76)
Translation adjustments, net of hedges (1)	(1)	1	—
Change in accumulated unrealized gains for pension and other post-retirement obligations	2	(1)	1
Other comprehensive loss	$(198)	$47	$(151)
Three months ended March 31, 2025
Unrealized gains on available-for-sale securities during the period, net of hedges	$329	$(76)	$253
Reclassification adjustment for realized net losses included in net income	2	—	2
Total unrealized gains on available-for-sale securities, net of hedges	331	(76)	255
Unrealized gains on cash flow hedges during the period	202	(47)	155
Reclassification adjustment for cash flow hedges included in net income	28	(6)	22
Net change related to cash flow hedges on loans	230	(53)	177
Translation adjustments, net of hedges (1)	1	—	1
Other comprehensive income	$562	$(129)	$433
(1)A portion of foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on this portion of foreign currency translation adjustments.
The following table summarizes the activity in AOCI.

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post- retirement obligations	Total
Three months ended March 31, 2026
Balance, beginning of period	$(1,738)	$27	$(4)	$(193)	$(1,908)
Other comprehensive loss before reclassifications	(57)	(81)	—	1	(137)
Amounts reclassified from AOCI to earnings	(19)	5	—	—	(14)
Period change	(76)	(76)	—	1	(151)
Balance, end of period	$(1,814)	$(49)	$(4)	$(192)	$(2,059)
Three months ended March 31, 2025
Balance, beginning of period	$(2,365)	$(267)	$(12)	$(222)	$(2,866)
Other comprehensive income before reclassifications	253	155	1	—	409
Amounts reclassified from AOCI to earnings	2	22	—	—	24
Period change	255	177	1	—	433
Balance, end of period	$(2,110)	$(90)	$(11)	$(222)	$(2,433)
(1)AOCI amounts at March 31, 2026 and March 31, 2025 include $42 million and $49 million, respectively, of net unrealized losses (after-tax) on securities previously transferred from the AFS securities portfolio to the HTM securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
2026 1Q Form 10-Q    65

11. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Preferred Series					At March 31, 2026	At December 31, 2025
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$24	$24
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (5)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Series K (4)	9/11/2025	7,500	6.25	10/15/2030	741	741
Series L (5)	2/1/2026	6,900	5.50	(6)	150	—
Total		891,900			$2,881	$2,731
(1) Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)3-month CME Term SOFR + 26 bps spread adjustment + 270 bps.
(4) Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5) Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
(6)Redeemable on any dividend payment date.
The following table presents the dividends declared for each series of preferred shares.

	Three Months Ended
(amounts in millions, except per share data)	March 31, 2026		March 31, 2025
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount		Amount
Series B	$16.58	$1	$18.16	$1
Series F	1,406.25	7	1,406.25	6
Series G	1,112.50	6	1,112.50	6
Series H	11.25	6	11.25	6
Series I	356.25	2	356.25	2
Series J	17.19	6	17.19	6
Series K (1)	1,562.50	11
Series L (2)	343.75	2
Total		$41		$27
(1) Series K was issued during the third quarter of 2025, with the first dividend declaration for the Series K occurring in the fourth quarter of 2025.
(2)Series L was issued during the first quarter of 2026 in conjunction with the Cadence acquisition, with the first dividend declaration for the Series L occurring in the first quarter of 2026.
66    Huntington Bancshares Incorporated

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
The following table shows the calculation of basic and diluted earnings per share.

	Three Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	March 31, 2026	March 31, 2025
Basic earnings per common share:
Net income attributable to Huntington	$523	$527
Dividends on preferred shares	41	27
Net income available to common shareholders	$482	$500
Average common shares issued and outstanding	1,869,397	1,454,498
Basic earnings per common share	$0.26	$0.34
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units and awards, and performance share units	24,087	20,340
Shares held in deferred compensation plans	7,163	7,041
Average dilutive potential common shares	31,250	27,381
Total diluted average common shares issued and outstanding	1,900,647	1,481,879
Diluted earnings per common share	$0.25	$0.34
Anti-dilutive awards (1)	1,175	3,486
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
2026 1Q Form 10-Q    67

13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue is segregated based on the nature of the product and services offered as part of contractual arrangements. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of the ASC 606 and are generally recognized within noninterest income. The following table presents total noninterest income disaggregated by operating segment and segregated between revenue with contracts with customers within the scope of ASC 606 and revenue within the scope of other GAAP topics.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended March 31, 2026
Payments and cash management revenue	$120	$57	$—	$177
Wealth and asset management revenue	114	6	—	120
Customer deposit and loan fees	66	4	—	70
Capital markets and advisory fees	7	67	—	74
Leasing revenue	2	1	—	3
Insurance income	18	3	—	21
Other noninterest income	2	5	—	7
Net revenue from contracts with customers	329	143	—	472
Noninterest income within the scope of other GAAP topics	58	109	43	210
Total noninterest income	$387	$252	$43	$682
Three months ended March 31, 2025
Payments and cash management revenue	$108	$32	$—	$140
Wealth and asset management revenue	95	6	—	101
Customer deposit and loan fees	52	2	—	54
Capital markets and advisory fees	4	26	—	30
Leasing revenue	1	3	—	4
Insurance income	17	3	—	20
Other noninterest income	1	1	—	2
Net revenue from contracts with customers	278	73	—	351
Noninterest income within the scope of other GAAP topics	49	89	5	143
Total noninterest income	$327	$162	$5	$494
Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended March 31, 2026 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities, and any change in those balances during the reporting period ended March 31, 2026 was determined to be immaterial.
68    Huntington Bancshares Incorporated

14. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in
Huntington’s 2025 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and
Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2026 and
2025.
Assets and Liabilities measured at fair value on a recurring basis
The following tables present our assets and liabilities measured at fair value on a recurring basis, including instruments where we have elected the fair value option.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At March 31, 2026
Assets
Trading account securities	$30	$169	$—	$—	$199
Available-for-sale securities:
U.S. Treasury	8,486	—	—	—	8,486
Residential MBS	—	12,597	—	—	12,597
Residential CMO	—	6,448	—	—	6,448
Commercial MBS	—	2,705	—	—	2,705
Other agencies	—	519	—	—	519
Municipal securities	—	87	4,251	—	4,338
Corporate debt	—	176	—	—	176
Asset-backed securities	—	163	19	—	182
Private-label CMO	—	76	20	—	96
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	8,486	22,781	4,290	—	35,557
Other securities	29	35	—	—	64
Loans held for sale	—	1,068	—	—	1,068
Loans held for investment	—	105	61	—	166
MSRs	—	—	735	—	735
Other assets:
Derivative assets	—	551	10	(295)	266
Assets held in trust for deferred compensation plans	212	—	—	—	212
Liabilities
Short-term borrowings	261	22	—	—	283
Long-term debt	—	1,434	—	—	1,434
Derivative liabilities	—	568	4	(175)	397
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2026 1Q Form 10-Q    69

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2025
Assets
Trading account securities	$—	$63	$—	$—	$63
Available-for-sale securities:
U.S. Treasury	4,635	—	—	—	4,635
Residential MBS	—	9,669	—	—	9,669
Residential CMO	—	5,197	—	—	5,197
Commercial MBS	—	1,831	—	—	1,831
Other agencies	—	150	—	—	150
Municipal securities	—	82	4,061	—	4,143
Corporate debt	—	178	—	—	178
Asset-backed securities	—	193	28	—	221
Private-label CMO	—	79	19	—	98
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	4,635	17,389	4,108	—	26,132
Other securities	30	12	—	—	42
Loans held for sale	—	885	—	—	885
Loans held for investment	—	105	62	—	167
MSRs	—	—	593	—	593
Other assets:
Derivative assets	—	499	8	(260)	247
Assets held in trust for deferred compensation plans	216	—	—	—	216
Liabilities
Short-term borrowings	131	7	—	—	138
Long-term debt	—	1,161	—	—	1,161
Derivative liabilities	—	514	5	(169)	350
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
changes in fair value due in part to observable factors that are part of the valuation methodology.
70    Huntington Bancshares Incorporated

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended March 31, 2026
Opening balance	$593	$3	$4,061	$19	$28	$62
Transfers into Level 3	—	—	—	—	—	1
Transfers out of Level 3 (1)	—	(13)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Mortgage banking income	(5)	13	—	—	—	—
Included in OCI	—	—	(26)	—	—	—
Acquisition	140	1	—	—	—	—
Purchases/originations	28	—	326	—	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(21)	2	(110)	1	(9)	—
Closing balance	$735	$6	$4,251	$20	$19	$61
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$(5)	$1	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(26)	—	—	—
Three months ended March 31, 2025
Opening balance	$573	$2	$3,954	$21	$49	$61
Transfers into Level 3	—	—	—	—	—	3
Transfers out of Level 3 (1)	—	(7)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Mortgage banking income	(15)	10	—	—	—	—
Other noninterest income	—	(5)	—	—	—	—
Included in OCI	—	—	5	—	—	—
Purchases/originations	20	—	218	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(14)	3	(248)	1	(2)	—
Closing balance	$564	$3	$3,929	$22	$47	$63
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$(15)	$3	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	4	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
2026 1Q Form 10-Q    71

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At March 31, 2026
Assets
Loans held for sale	$1,068	$1,046	$22	$—	$—	$—
Loans held for investment	166	177	(11)	5	6	(1)
Liabilities
Long-term debt	1,434	1,433	(1)
At December 31, 2025
Assets
Loans held for sale	$885	$855	$30	$—	$—	$—
Loans held for investment	167	179	(12)	3	4	(1)
Liabilities
Long-term debt	1,161	1,151	(10)
The following table presents the net gains (losses) from fair value changes.

		Three Months Ended
(dollar amounts in millions)	Classification	March 31, 2026	March 31, 2025
Loans held for sale	Mortgage banking income	$(8)	$6
Loans held for investment	Mortgage banking income	1	(1)
Long-term debt	Other noninterest income	9	(1)
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
evidence of impairment. The gains (losses) represent the amounts recorded during the period regardless of whether the asset is still held at period end.
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended
(dollar amounts in millions)	At March 31, 2026	At December 31, 2025	March 31, 2026	March 31, 2025
Collateral-dependent loans	$168	$74	$(37)	$(23)
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
72    Huntington Bancshares Incorporated

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

Quantitative Information about Level 3 Fair Value Measurements (1)
			At March 31, 2026				At December 31, 2025
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	7%	-	23%	8%	6%	-	61%	8%
		Spread over forward interest rate swap rates	5%	-	11%	5%	5%	-	11%	5%
Municipal securities and asset- backed securities	Discounted cash flow	Discount rate	4%	-	5%	4%	4%	-	4%	4%
		Cumulative default	—%	-	64%	3%	—%	-	64%	3%
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
mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included in the following tables. Accordingly, this fair value information is not intended to, and does not, represent
Huntington’s underlying value.
2026 1Q Form 10-Q    73

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At March 31, 2026
Financial Assets
Cash and short-term assets	$19,675	$—	$—	$19,675	$19,675
Trading account securities	—	—	199	199	199
Available-for-sale securities	—	—	35,557	35,557	35,557
Held-to-maturity securities	14,768	—	—	14,768	13,090
Other securities	1,217	—	64	1,281	1,281
Loans held for sale	—	5	1,068	1,073	1,073
Net loans and leases (1)	185,409	—	166	185,575	184,648
Derivative assets	—	—	266	266	266
Assets held in trust for deferred compensation plans	—	—	212	212	212
Financial Liabilities
Deposits (2)	223,482	—	—	223,482	223,471
Short-term borrowings	1,592	—	283	1,875	1,875
Long-term debt	20,160	—	1,434	21,594	21,760
Derivative liabilities	—	—	397	397	397
At December 31, 2025
Financial Assets
Cash and short-term assets	$14,078	$—	$—	$14,078	$14,078
Trading account securities	—	—	63	63	63
Available-for-sale securities	—	—	26,132	26,132	26,132
Held-to-maturity securities	15,258	—	—	15,258	13,636
Other securities	952	—	42	994	994
Loans held for sale	—	530	885	1,415	1,420
Net loans and leases (1)	146,938	—	167	147,105	146,273
Derivative assets	—	—	247	247	247
Assets held in trust for deferred compensation plans	—	—	216	216	216
Financial Liabilities
Deposits (2)	176,610	—	—	176,610	176,610
Short-term borrowings	1,123	—	138	1,261	1,261
Long-term debt	16,060	—	1,161	17,221	17,479
Derivative liabilities	—	—	350	350	350
(1)Includes collateral-dependent loans.
(2)Includes $4.2 billion and $2.1 billion in time deposits in excess of the FDIC insurance coverage limit at March 31, 2026 and December 31, 2025, respectively.
74    Huntington Bancshares Incorporated

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
At March 31, 2026
Financial Assets
Trading account securities	$30	$169	$—	$—	$199
Available-for-sale securities	8,486	22,781	4,290	—	35,557
Held-to-maturity securities	2,163	10,927	—	—	13,090
Other securities (2)	29	35	—	—	64
Loans held for sale	—	1,068	5	—	1,073
Net loans and leases	—	105	184,543	—	184,648
Derivative assets	—	551	10	(295)	266
Financial Liabilities
Deposits	—	193,967	29,504	—	223,471
Short-term borrowings	261	1,614	—	—	1,875
Long-term debt	—	13,975	7,785	—	21,760
Derivative liabilities	—	568	4	(175)	397
At December 31, 2025
Financial Assets
Trading account securities	$—	$63	$—	$—	$63
Available-for-sale securities	4,635	17,389	4,108	—	26,132
Held-to-maturity securities	2,368	11,268	—	—	13,636
Other securities (2)	30	12	—	—	42
Loans held for sale	—	885	535	—	1,420
Net loans and leases	—	105	146,168	—	146,273
Derivative assets	—	499	8	(260)	247
Financial Liabilities
Deposits	—	158,472	18,138	—	176,610
Short-term borrowings	131	1,130	—	—	1,261
Long-term debt	—	12,336	5,143	—	17,479
Derivative liabilities	—	514	5	(169)	350
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.
2026 1Q Form 10-Q    75

15. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table presents the fair values and notional values of all derivative instruments included in the
Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At March 31, 2026			At December 31, 2025
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$45,031	$89	$28	$43,996	$109	$28
Foreign exchange contracts	278	—	7	809	4	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	56,363	300	410	49,284	260	389
Foreign exchange contracts	8,318	98	73	7,085	58	60
Equity contracts	801	18	3	912	33	5
Commodities contracts	1,021	53	51	822	40	37
Credit contracts	114	3	—	139	3	—
Total contracts	$111,926	$561	$572	$103,047	$507	$519
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
(dollar amounts in millions)		March 31, 2026	March 31, 2025
Interest rate contracts:
Customer	Capital markets and advisory fees	$12	$8
Mortgage banking	Mortgage banking income	8	21
Foreign exchange contracts	Capital markets and advisory fees	13	11
Equity contracts	Other noninterest income and other noninterest expense	(7)	(3)
Commodities contracts	Capital markets and advisory fees	1	1
Credit contracts	Other noninterest income	(1)	(2)
Total		$26	$36
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
76    Huntington Bancshares Incorporated

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2026 and December 31, 2025, identified by the underlying interest rate-
sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At March 31, 2026
Instruments associated with:
Investment securities	$4,357	$—	$—	$4,357
Loans	—	28,275	28	28,303
Long-term debt	12,399	—	—	12,399
Total notional value	$16,756	$28,275	$28	$45,059
At December 31, 2025
Instruments associated with:
Investment securities	$5,147	$—	$—	$5,147
Loans	—	28,250	28	28,278
Long-term debt	10,599	—	—	10,599
Total notional value	$15,746	$28,250	$28	$44,024
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in decreases to net interest income of $15 million and $18 million for the three-month periods ended March 31, 2026, and 2025, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $4.4 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, or other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged MBS portfolio has not been attributed to the individual AFS securities in our Unaudited Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$22	$(122)
Change in fair value of hedged investment securities (1)	(18)	123
Change in fair value of interest rate swaps hedging long-term debt (2)	(70)	143
Change in fair value of hedged long-term debt (2)	71	(143)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2026 1Q Form 10-Q    77

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At March 31, 2026	At December 31, 2025	At March 31, 2026	At December 31, 2025
Assets
Available-for-sale securities (1)	$16,000	$11,402	$(196)	$(177)
Liabilities
Long-term debt (2)	12,249	11,066	(69)	1
(1)Amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio that is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amounts of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(39) million at March 31, 2026 and $(42) million at December 31, 2025.
Cash Flow Hedges
At March 31, 2026, Huntington had $28.3 billion of interest rate swaps and floors that are designated as cash flow hedges for variable-rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight-line basis as a reduction to interest income over the contractual life of these contracts.
At March 31, 2026, net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months totaled $11 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Unaudited Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. These derivatives were in a net asset position of $20 million at March 31, 2026 and $2 million at
December 31, 2025. At March 31, 2026 and December 31, 2025, Huntington had commitments to sell residential real estate loans of $1.8 billion and $1.2 billion, respectively. These contracts mature in less than one year.
MSR hedging activity
Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements and forward mortgage contracts. The derivative instruments used are not designated as qualifying hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. Huntington’s MSR economic hedging activity uses securities and derivatives to manage volatility of the MSR asset value to mitigate the risks inherent in the MSR assets, which include duration, basis, convexity, and volatility. The hedging instruments include forward commitments, TBA securities, Treasury future contracts, and interest rate swaps.
78    Huntington Bancshares Incorporated

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

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Notional value	$2,533	$2,658
Trading liabilities	27	18

	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Trading gains (losses)	$(10)	$15
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at March 31, 2026 and December 31, 2025, were $73 million and $58 million, respectively.
The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $60.5 billion and $52.8 billion at March 31, 2026 and December 31, 2025, respectively.
Huntington’s credit risk from customer derivatives was $125 million and $168 million at the same dates, respectively.
Credit derivative instruments
Huntington enters into credit default swaps to hedge credit risk associated with certain loans and leases. These contracts are accounted for as derivatives, and accordingly, these contracts are recorded at fair value.
Financial assets and liabilities that are offset in the Unaudited Consolidated Balance Sheets
Huntington records derivatives at fair value as further described in Note 14 - “Fair Values of Assets and
Liabilities”.
Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Additionally, collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with two primary groups: 1) broker-
dealers and banks and 2) Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.
Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into collateral and master netting agreements with these counterparties and routinely exchanges cash and high quality securities collateral.
Huntington also enters into transactions with customers to meet their financing, investing, payment, and risk-
management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
2026 1Q Form 10-Q    79

In addition, Huntington clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $91 million and $73 million at March 31, 2026 and December 31,
2025, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At March 31, 2026, Huntington pledged $379 million of investment securities and cash collateral to counterparties, while other counterparties pledged $212 million of investment securities and cash collateral to
Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
	Gross amounts of recognized assets	Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)				Financial instruments	Cash collateral received	Net amount
At March 31, 2026	$561	$(295)	$266	$(7)	$(73)	$186
At December 31, 2025	507	(260)	247	(2)	(100)	145

Offsetting of Financial Liabilities and Derivative Liabilities
	Gross amounts of recognized liabilities	Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)				Financial instruments	Cash collateral delivered	Net amount
At March 31, 2026	$572	$(175)	$397	$(286)	$(77)	$34
At December 31, 2025	519	(169)	350	(120)	(15)	215
16. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Assets
Net loans and leases	$576	$669
Other assets	421	431
Total assets	$997	$1,100
Liabilities
Long-term borrowings	$512	$600
Other liabilities	147	152
Total liabilities	$659	$752
80    Huntington Bancshares Incorporated

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
Consolidated VIEs at March 31, 2026 and December 31, 2025 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited
Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At March 31, 2026
Affordable housing tax credit partnerships	$2,874	$1,034	$2,874
Trust preferred securities	14	248	—
Other investments	1,873	344	1,873
Total	$4,761	$1,626	$4,747
At December 31, 2025
Affordable housing tax credit partnerships	$2,453	$946	$2,453
Trust preferred securities	14	262	—
Other investments	1,465	196	1,465
Total	$3,932	$1,404	$3,918
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
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in other assets. Investments that do not meet the requirements of the proportional amortization method are accounted for using the equity method. Investment losses are included in
Other noninterest income in the Unaudited Consolidated Statements of Income.
2026 1Q Form 10-Q    81

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Affordable housing tax credit investments	$4,391	$3,898
Less: amortization	(1,517)	(1,445)
Net affordable housing tax credit investments	$2,874	$2,453
Unfunded commitments	$1,034	$946
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended
(dollar amounts in millions)	March 31, 2026	March 31, 2025
Tax credits and other tax benefits recognized	$111	$86
Proportional amortization expense included in provision for income taxes	82	70
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
17. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At March 31, 2026	At December 31, 2025
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$53,943	$47,736
Consumer loan portfolio	23,763	21,659
Commercial real estate	6,450	4,036
Standby letters of credit and guarantees on industrial revenue bonds	1,409	895
82    Huntington Bancshares Incorporated

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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These conditional commitments are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions and mature within two years. Since the conditions under which Huntington is required to fund these conditional commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these conditional commitments was $28 million and $31 million at March 31, 2026 and December 31, 2025, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $366 million and $366 million at March 31, 2026 and December 31,
2025, respectively, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired. As of March 31, 2026, the Company did not expect to be subject to any make-whole provisions under these guarantees.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $55 million at March 31,
2026 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent
Huntington’s maximum loss exposure.
2026 1Q Form 10-Q    83

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
18. SEGMENT REPORTING
Huntington’s business segments are based on our internally aligned segment leadership structure, which is how management monitors results and assesses performance. Huntington reports on two business segments: Consumer
& Regional Banking and Commercial Banking. All other items not included within our two business segments are reported within the Treasury / Other function, which primarily includes technology and operations, other unallocated assets, liabilities, revenue, and expenses. For a description of our business segments, see Note 25 -
“Segment Reporting” to the Consolidated Financial Statements appearing in Huntington’s 2025 Annual Report on
Form 10-K.
The following tables present certain operating basis financial information for each reportable business segment reconciled to Huntington’s consolidated financial results.

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended March 31, 2026
Net interest income (loss)	$1,365	$640	$(114)	$1,891
Provision for credit losses	120	38	—	158
Net interest income (loss) after provision for credit losses	1,245	602	(114)	1,733
Noninterest income	387	252	43	682
Noninterest expense:
Direct personnel costs	373	193	426	992
Other noninterest expense, including corporate allocations	694	218	(130)	782
Total noninterest expense	1,067	411	296	1,774
Income (loss) before income taxes	565	443	(367)	641
Provision (benefit) for income taxes	119	93	(98)	114
Income attributable to non-controlling interest	—	4	—	4
Net income (loss) attributable to Huntington	$446	$346	$(269)	$523
Three months ended March 31, 2025
Net interest income (loss)	$943	$513	$(30)	$1,426
Provision for credit losses	47	68	—	115
Net interest income (loss) after provision for credit losses	896	445	(30)	1,311
Noninterest income	327	162	5	494
Noninterest expense:
Direct personnel costs	294	139	238	671
Other noninterest expense, including corporate allocations	525	164	(208)	481
Total noninterest expense	819	303	30	1,152
Income (loss) before income taxes	404	304	(55)	653
Provision (benefit) for income taxes	85	64	(27)	122
Income attributable to non-controlling interest	—	4	—	4
Net income (loss) attributable to Huntington	$319	$236	$(28)	$527

	Assets		Deposits
(dollar amounts in millions)	At March 31, 2026	At December 31, 2025	At March 31, 2026	At December 31, 2025
Consumer & Regional Banking	$115,176	$87,307	$153,000	$117,188
Commercial Banking	94,845	79,798	60,775	50,657
Treasury / Other	75,351	58,001	9,707	8,765
Total	$285,372	$225,106	$223,482	$176,610
84    Huntington Bancshares Incorporated

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2025 Annual
Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange
Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and Chief Financial
Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in
Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation,
Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026,
Huntington’s disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable, or the information has been previously reported.
Item 1: Legal Proceedings
Information required by this item is set forth in Note 17 - “Commitments and Contingent Liabilities” of the Notes
to Unaudited Consolidated Financial Statements under the caption “Litigation and Regulatory Matters” and is incorporated into this Item by reference.
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.
2026 1Q Form 10-Q    85

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c) In April 2025, our Board of Directors authorized the repurchase of up to $1.0 billion of our common shares. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board of Directors.
The table below presents information with respect to purchases made by or on behalf of the Company or any
“affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")), for each of the three months in the period ended March 31, 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	—		$—	$—	$1,000,000,000
February 1, 2026 to February 28, 2026	1,490,392		16.77	1,490,392	975,000,016
March 1, 2026 to March 31, 2026	7,495,154	(2)	16.75	7,462,877	850,000,024
Total	8,985,546		$16.75	8,953,269	$850,000,024
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-
announced share repurchase authorizations.
(2)Includes 32,277 shares purchased in open-market transactions by Stephen D. Steinour, our Chief Executive Officer, who may be deemed to be an
“affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act. The shares were not purchased as part of a repurchase plan or program.
On April 22, 2026, our Board of Directors approved a new share repurchase authorization of up to $3.0 billion of our common shares, replacing the prior authorization. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board of Directors.
Item 5. Other Information
Trading Plans
During the three months ended March 31, 2026, officer Marcy Hingst, Senior Executive Vice President and
General Counsel, adopted a trading plan on March 9, 2026, intended to satisfy the conditions under Rule 10b5-1(c)
of the Exchange Act. Ms. Hingst’s plan is for the vesting and sale of up to 49,650 shares of common stock underlying restricted share units in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earlier of the date all the shares under the plan are sold and March 19, 2027.
86    Huntington Bancshares Incorporated

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
The SEC maintains a website that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the website is http://www.sec.gov. The reports and other information filed by us with the SEC are also available free of charge on the Investor Relations portion of our website. The address of the website is http://www.ir.huntington.com. Except as specifically incorporated by reference into this Quarterly Report on Form 10-Q, information on those websites is not part of this report. Our reports, proxy statements, and other information about us are also available for inspection at the offices of the
Nasdaq National Market at 33 Whitehall Street, New York, New York 10004.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of July 13, 2025, by and between Huntington Bancshares Incorporated and Veritex Holdings, Inc.	Current Report on Form 8-K dated July 17, 2025.	001-34073	2.1
2.2	Agreement and Plan of Merger, dated as of October 26, 2025, by and among Huntington Bancshares Incorporated, The Huntington National Bank, and Cadence Bank	Current Report on Form 8-K dated October 26, 2025.	001-34073	2.1
3.1	Articles of Restatement of Huntington Bancshares Incorporated, as of January 18, 2019.	Current Report on Form 8-K dated January 16, 2019.	001-34073	3.2
3.2	Articles Supplementary of Huntington Bancshares Incorporated, as of May 28, 2020.	Current Report on Form 8-K dated May 28, 2020.	001-34073	3.1
3.3	Articles Supplementary of Huntington Bancshares Incorporated, as of August 5, 2020.	Current Report on Form 8-K dated August 5, 2020.	001-34073	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of February 5, 2021.	Current Report on Form 8-K dated February 5, 2021.	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.1
3.6	Articles of Amendment of Huntington Bancshares Incorporated to Articles of Restatement of Huntington Bancshares Incorporated, as of June 8, 2021.	Current Report on Form 8-K dated June 8, 2021.	001-34073	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of March 3, 2023.	Current Report on Form 8-K dated March 2, 2023.	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of September 10, 2025.	Current Report on Form 8-K dated September 10, 2025.	001-34073	3.1
3.9	Articles Supplementary of Huntington Bancshares Incorporated, effective as of February 1, 2026.	Registration Statement on Form 8-A filed January 30, 2026.	001-34073	4.2
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated on July 17, 2024.	Current Report on Form 8-K dated July 17, 2024.	001-34073	3.1
4.1
Instruments defining the Rights of Security Holders—reference is made to Articles Fifth and Eighth of Exhibit A to the Articles of Restatement of Huntington Bancshares
Incorporated, as amended and supplemented.

22	Subsidiary Issuers of Guaranteed Securities	Annual Report on Form 10-K for year ended December 31, 2025	001-34073	22
31.1	*Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	*Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	**Section 1350 Certification – Chief Executive Officer.
32.2	**Section 1350 Certification – Chief Financial Officer.
101.INS	***The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*Inline XBRL Taxonomy Extension Schema Document
101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101 attachments)
*            Filed herewith
**          Furnished herewith
***The following material from Huntington’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in Inline XBRL: (1)
Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive
Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the
Notes to Unaudited Consolidated Financial Statements.
2026 1Q Form 10-Q    87

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	April 30, 2026	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2026	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)