Form 10-Q
period 2026-06-30
HUNTINGTON BANCSHARES INC /MD/
filed 2026-07-28
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 2,020,414,826 shares of the registrant’s common stock ($0.01 par value) outstanding on June 30, 2026.
2    Huntington Bancshares Incorporated

HUNTINGTON BANCSHARES INCORPORATED
Form 10-Q for the quarter ended June 30, 2026
2026 2Q Form 10-Q    3

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses	NAICS	North American Industry Classification System
AFS	Available-for-Sale	NALs	Nonaccrual Loans
ALCO	Asset-Liability Management Committee	NCO	Net Charge-off
ALLL	Allowance for Loan and Lease Losses	NII	Net Interest Income
AOCI	Accumulated Other Comprehensive Income (Loss)	NIM	Net Interest Margin
ASC	Accounting Standards Codification	NPAs	Nonperforming Assets
ASU	Accounting Standards Update	OCC	Office of the Comptroller of the Currency
AULC	Allowance for Unfunded Lending Commitments	OCI	Other Comprehensive Income (Loss)
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013	OLEM	Other Loans Especially Mentioned
Board	Board of Directors	PCD	Purchased Credit Deteriorated
C&I	Commercial and Industrial	ROC	Risk Oversight Committee
Cadence	Cadence Bank	RV	Recreational Vehicle
CCAR	Comprehensive Capital Analysis and Review	SBA	Small Business Administration
CDI	Core Deposit Intangible	SCB	Stress Capital Buffer
CDS	Credit Default Swap	SEC	Securities and Exchange Commission
CET1	Common Equity Tier 1	SOFR	Secured Overnight Financing Rate
CFPB	Bureau of Consumer Financial Protection	SPE	Special Purpose Entity
CLN	Credit Linked Note	TBA	To Be Announced
CME	Chicago Mercantile Exchange	U.S.	United States of America
CMO	Collateralized Mortgage Obligations	U.S. Treasury	U.S. Department of the Treasury
CRE	Commercial Real Estate	Veritex	Veritex Holdings, Inc.
EOP	End of Period	VIE	Variable Interest Entity
EVE	Economic Value of Equity	XBRL	eXtensible Business Reporting Language
FDIC	Federal Deposit Insurance Corporation
Fed Fund	The targeted rate by the Federal Reserve to secure overnight funding
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Janney	Janney Montgomery Scott LLC
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking and financial services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of June 30, 2026, we operated over 1,400 branches in 21 states, with our Commercial and Vehicle
Finance businesses delivering expertise nationally.
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
In this MD&A we refer to FTE net interest income and FTE total revenue and the efficiency and tangible common equity ratios. These financial measures are not required by or calculated in accordance with GAAP, and may not be calculated the same as similarly titled measures used by other companies. These financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. For a further description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, see the "Non-GAAP Financial Measures" within the
“Additional Disclosures” section below.
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
Statements.
2026 2Q Form 10-Q    5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly and Year-to-Date Income Statement Data
	Three Months Ended				Six Months Ended
(amounts in millions, except per share data)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
			Amount	Percent			Amount	Percent
Interest income	$3,382	$2,556	$826	32%	$6,468	$5,045	$1,423	28%
Interest expense	1,330	1,089	241	22	2,525	2,152	373	17
Net interest income	2,052	1,467	585	40	3,943	2,893	1,050	36
Provision for credit losses	132	103	29	28	290	218	72	33
Net interest income after provision for credit losses	1,920	1,364	556	41	3,653	2,675	978	37
Noninterest income	785	471	314	67	1,467	965	502	52
Noninterest expense	1,809	1,197	612	51	3,583	2,349	1,234	53
Income before income taxes	896	638	258	40	1,537	1,291	246	19
Provision for income taxes	165	96	69	72	279	218	61	28
Income after income taxes	731	542	189	35	1,258	1,073	185	17
Income attributable to non-controlling interest	4	6	(2)	(33)	8	10	(2)	(20)
Net income attributable to Huntington	727	536	191	36	1,250	1,063	187	18
Dividends on preferred shares	41	27	14	52	82	54	28	52
Net income applicable to common shares	$686	$509	$177	35%	$1,168	$1,009	$159	16%
Average common shares—basic	2,021	1,457	564	39%	1,946	1,456	490	34%
Average common shares—diluted	2,048	1,481	567	38	1,975	1,482	493	33
Net income per common share—basic	$0.34	$0.35	$(0.01)	(3)	$0.60	$0.69	$(0.09)	(13)
Net income per common share—diluted	0.33	0.34	(0.01)	(3)	0.59	0.68	(0.09)	(13)
Cash dividends declared per common share	0.155	0.155	—	—	0.31	0.31	—	—
Return on average total assets	1.02%	1.04%			0.92%	1.04%
Return on average common shareholders’ equity	9.3	11.0			8.3	11.1
Return on average tangible common shareholders’ equity (1)	15.1	16.1			13.4	16.4
Net interest margin (2)	3.21	3.11			3.23	3.11
Efficiency ratio (3)	61.5	59.0			64.2	58.9
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$2,052	$1,467	$585	40%	$3,943	$2,893	$1,050	36%
FTE adjustment (2)	20	16	4	25	39	31	8	26
Net interest income, FTE (non-GAAP) (2)	2,072	1,483	589	40	3,982	2,924	1,058	36
Noninterest income	785	471	314	67	1,467	965	502	52
Total revenue, FTE (non-GAAP) (2)	$2,857	$1,954	$903	46%	$5,449	$3,889	$1,560	40%
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
6    Huntington Bancshares Incorporated

Summary of 2026 Second Quarter Results Compared to 2025 Second Quarter
For the second quarter of 2026, we reported net income attributable to Huntington of $727 million, or $0.33 per diluted common share, compared with $536 million, or $0.34 per diluted common share, in the year-ago quarter.
The second quarter of 2026 reported net income was impacted by $152 million, or $116 million after tax, of acquisition-related expenses, which reduced diluted earnings by $0.06 per common share, while the second quarter of 2025 was impacted by $6 million of staffing efficiencies expense, partially offset by $3 million of favorable FDIC
Deposit Insurance Fund special assessment adjustments, which combined reduced diluted earnings on an after tax basis by $0.01 per common share.
Net interest income was $2.1 billion for the second quarter of 2026, an increase of $585 million, or 40%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $589 million, or 40%, from the year-ago quarter. The increase in FTE net interest income primarily reflected a $67.5 billion, or 35%, increase in average earning assets and a 10 basis point increase in the FTE NIM to 3.21%, partially offset by a $53.0 billion, or
35%, increase in average interest-bearing liabilities. The increases in average earning assets and average interest-
bearing liabilities were attributable to a combination of the Cadence and Veritex acquisitions, as well as organic growth. The NIM increase was primarily due to a decrease in funding costs, partially offset by a decrease in yields on interest earning assets.
The provision for credit losses was $132 million in the second quarter of 2026, an increase of $29 million, or
28%, from the year-ago quarter, with the increase driven by loan growth and higher NCOs in the current year quarter, partially offset by a lower overall reserve coverage, and fluctuations in the provision for unfunded commitments. NCOs were $119 million and represented 0.25% of average loans and leases in the second quarter of
2026, compared to $66 million, or 0.20% of average loans and leases, in the year-ago quarter.
Noninterest income was $785 million in the second quarter of 2026, an increase of $314 million, or 67%, from the year-ago quarter. The increase in noninterest income was driven by increases across all major noninterest income categories, in part due to the impact from the Cadence and Veritex acquisitions. Noninterest expense, inclusive of the impact from the Cadence and Veritex acquisitions, was $1.8 billion in the second quarter of 2026, an increase of $612 million, or 51%, from the year-ago quarter. The increase in noninterest expense was primarily driven by $152 million of acquisition-related expenses and other impacts from the Cadence and Veritex acquisitions.
Consolidated Balance Sheet, Credit Quality, and Capital Ratios as of June 30, 2026 Compared to Prior Year End
Total assets at June 30, 2026 were $284.0 billion, an increase of $58.9 billion, or 26%, compared to
December 31, 2025. The increase in total assets was primarily driven by $51.3 billion of assets acquired as a result of the completion of the Cadence acquisition, goodwill resulting from the Cadence acquisition, and organic loan growth. Total liabilities at June 30, 2026 were $251.3 billion, an increase of $50.6 billion, or 25%, compared to
December 31, 2025. The increase in total liabilities was primarily driven by $46.5 billion of liabilities assumed as a result of the completion of the Cadence acquisition, additional short- and long-term borrowings, and organic deposit growth.
NPAs totaled $1.6 billion at June 30, 2026, an increase of $667 million, or 71%, from December 31, 2025, with the increase due to $295 million of NPAs assumed in the Cadence acquisition and additional increases in commercial and industrial, commercial real estate, and residential mortgage NALs. The ACL was $3.4 billion, or 1.78% of total loans and leases, at June 30, 2026, an increase of $638 million compared to $2.7 billion, or 1.83% of total loans and leases, at December 31, 2025. The increase in the ACL was driven by the ACL recorded for loans acquired in the
Cadence transaction, in addition to loan and lease growth, partially offset by a decrease in the overall ACL coverage ratio.
Our shareholders’ equity to total assets ratio was 11.5% at June 30, 2026, compared to 10.8% at December 31,
2025. The tangible common equity to tangible assets ratio, a non-GAAP measure, was 7.1% at both June 30, 2026 and December 31, 2025, as an increase in tangible common equity from current period earnings, net of dividends, and the impact of the Cadence acquisition, were offset by common share repurchases, a decline in AOCI, and an increase in tangible assets. The CET1 risk-based capital ratio was 10.0% at June 30, 2026, compared to 10.4% at
December 31, 2025, with the decrease driven by higher risk-weighted assets, the impact of the Cadence acquisition, and share repurchases, partially offset by an increase in regulatory capital from current period earnings, net of dividends.
2026 2Q Form 10-Q    7

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
Our quarterly results reflect continued strong execution, supported by growth in our legacy organization and the successful integrations of Cadence and Veritex. Our robust liquidity, capital, and credit profiles allowed us to continue to invest in deepening existing customer relationships, adding new business, and expanding our capabilities and expertise. Credit performance remained strong, consistent with our aggregate moderate-to-low risk appetite.
Our balance sheet remains a source of strength, as demonstrated by the results of the recent CCAR stress test. With our differentiated super regional bank model, which combines national expertise with local delivery, we continue to accelerate organic growth across our core footprint and expansion markets, while remaining focused on driving our proven flywheel of value creation to deliver sustained growth and long-term value for our customers, colleagues, and shareholders.
Economy
Economic conditions during the second quarter proved resilient despite continued uncertainty tied to the U.S.-
Iran conflict. Consumer spending, business investment, and continued investment in artificial intelligence and infrastructure supported economic activity, while geopolitical developments in the Middle East, elevated energy prices, and increasing inflation expectations impacted business and consumer confidence. Labor market conditions remained relatively stable, with continued payroll growth and unemployment remaining near historically low levels.
The Federal Reserve maintained its current monetary stance during the quarter, resulting in interest rates remaining elevated relative to historical levels. Persistent inflation alongside a solid labor market shifted market expectations away from rate cuts and toward a potential rate increase in the second half of the year.
Economic growth expectations remain positive, although risks persist related to inflation, monetary policy, geopolitical developments, and broader economic conditions.
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
Quarterly Average Balance Sheet / Net Interest Income
The following table details the change in our quarterly average balance sheet and the net interest margin.

Table 2 - Consolidated Quarterly Average Balance Sheet and Net Interest Margin Analysis
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average	Interest Income/ Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (1)(2)	Balances	(FTE) (1)	Rate (1)(2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$16,977	$156	3.67%	$12,264	$139	4.52%	$4,713	38%
Trading account assets	281	3	3.97	634	6	3.72	(353)	(56)
Investment and other securities:
Available-for-sale securities:
Taxable	31,486	285	3.62	24,015	278	4.62	7,471	31
Tax-exempt	3,487	43	4.92	3,251	41	4.93	236	7
Total available-for-sale securities	34,973	328	3.75	27,266	319	4.66	7,707	28
Held-to-maturity securities—taxable	14,571	97	2.65	16,130	107	2.66	(1,559)	(10)
Other securities	1,369	17	5.00	881	12	5.85	488	55
Total investment and other securities	50,913	442	3.47	44,277	438	3.95	6,636	15
Loans held for sale	1,174	19	6.16	746	12	6.43	428	57
Loans and leases (3):
Commercial:
Commercial and industrial	90,371	1,336	5.85	59,393	914	6.09	30,978	52
Commercial real estate	23,925	370	6.12	10,785	183	6.71	13,140	122
Lease financing	5,726	101	6.98	5,458	92	6.66	268	5
Total commercial	120,022	1,807	5.96	75,636	1,189	6.22	44,386	59
Consumer:
Residential mortgage	33,515	404	4.81	24,423	253	4.15	9,092	37
Automobile	15,650	229	5.87	15,132	219	5.82	518	3
Home equity	11,878	202	6.85	10,196	186	7.32	1,682	16
RV and marine	5,646	76	5.44	5,921	79	5.31	(275)	(5)
Other consumer	2,544	64	10.09	1,863	51	10.88	681	37
Total consumer	69,233	975	5.65	57,535	788	5.49	11,698	20
Total loans and leases	189,255	2,782	5.84	133,171	1,977	5.91	56,084	42
Total earning assets	258,600	3,402	5.28	191,092	2,572	5.40	67,508	35
Cash and due from banks	2,036			1,407			629	45
Goodwill and other intangible assets	10,468			5,640			4,828	86
All other assets	13,377			9,713			3,664	38
Total assets	$284,481			$207,852			$76,629	37%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$62,388	$285	1.83%	$44,677	$223	2.00%	$17,711	40%
Money market deposits	75,309	493	2.62	61,090	464	3.05	14,219	23
Savings deposits	18,940	39	0.83	15,127	11	0.28	3,813	25
Time deposits	26,758	231	3.46	13,290	124	3.74	13,468	101
Total interest-bearing deposits	183,395	1,048	2.29	134,184	822	2.46	49,211	37
Short-term borrowings	1,887	18	3.65	1,261	13	4.37	626	50
Long-term debt	20,971	264	5.06	17,776	254	5.69	3,195	18
Total interest-bearing liabilities	206,253	1,330	2.59	153,221	1,089	2.85	53,032	35
Demand deposits—noninterest-bearing	40,008			29,245			10,763	37
All other liabilities	5,620			4,788			832	17
Total liabilities	251,881			187,254			64,627	35
Total Huntington shareholders’ equity	32,555			20,548			12,007	58
Non-controlling interest	45			50			(5)	(10)
Total equity	32,600			20,598			12,002	58
Total liabilities and equity	$284,481			$207,852			$76,629	37%
Net interest rate spread			2.69			2.55
Impact of noninterest-bearing funds on NIM			0.52			0.56
NII/NIM (FTE)		$2,072	3.21%		$1,483	3.11%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-
deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2026 2Q Form 10-Q    9

Quarterly Net Interest Income
Net interest income for the second quarter of 2026 increased $585 million, or 40%, from the second quarter of
2025. FTE net interest income, a non-GAAP financial measure, for the second quarter of 2026 increased $589 million, or 40%, from the second quarter of 2025. The increase in FTE net interest income primarily reflected a $67.5 billion, or 35%, increase in average earning assets and a 10 basis point increase in the FTE NIM to 3.21%, partially offset by a $53.0 billion, or 35%, increase in average interest-bearing liabilities. The increases in average earning assets and average interest-bearing liabilities were attributable to a combination of the Cadence and Veritex acquisitions and organic growth. The increase in the NIM was driven by lower funding costs, partially offset by lower yields on interest earning assets.
Quarterly Average Balance Sheet
Average assets for the second quarter of 2026 were $284.5 billion, an increase of $76.6 billion, or 37%, from the second quarter of 2025. Average assets were impacted by $51.3 billion of total assets acquired in connection with the Cadence transaction which was effective February 1, 2026, and $12.0 billion of total assets acquired in connection with the Veritex transaction which was effective October 20, 2025. The increase in average assets was primarily due to increases in average loans and leases of $56.1 billion, or 42%, average investment and other securities of $6.6 billion, or 15%, average goodwill and other intangible assets of $4.8 billion, or 86%, and average interest-earning deposits with banks of $4.7 billion, or 38%. The increase in average loans and leases, inclusive of acquired Cadence and Veritex loans and leases, included growth in average commercial loans and leases of $44.4 billion, or 59%, and average consumer loans of $11.7 billion, or 20%. The Cadence acquisition added $36.9 billion of loans as of the acquisition date, including $26.4 billion of commercial loans and $10.5 billion of consumer loans. The
Veritex acquisition added $9.3 billion of loans as of the acquisition date, including $8.2 billion of commercial loans and $1.1 billion of consumer loans.
Average liabilities for the second quarter of 2026 increased $64.6 billion, or 35%, from the second quarter of
2025. Average liability increases were also impacted by the Cadence and Veritex acquisitions. The increase in average liabilities was primarily due to increases in average deposits of $60.0 billion, or 37%, and average total borrowings of $3.8 billion, or 20%. The increase in average deposits included an increase in average interest-bearing deposits of $49.2 billion, or 37%, primarily due to increases in average money market, interest-bearing demand, and time deposits, and an increase in noninterest-bearing deposits of $10.8 billion, or 37%. The increase in average total borrowings was driven by holding company and bank debt issuances, an increase in FHLB borrowings, and CLN transactions over the last year. The Cadence acquisition added $43.5 billion of deposits as of the acquisition date, including $8.8 billion of noninterest-bearing deposits and $34.7 billion of interest-bearing deposits. The Veritex acquisition added $10.5 billion of deposits as of the acquisition date, including $2.4 billion of noninterest-bearing deposits and $8.1 billion of interest-bearing deposits. Following completion of the acquisitions, certain higher-cost acquired Cadence and Veritex deposits were allowed to run-off in order to optimize our funding mix.
Average shareholders’ equity for the second quarter of 2026 increased $12.0 billion, or 58%, from the second quarter of 2025, primarily due to the impact of common stock issued in connection with the Cadence and Veritex acquisitions, earnings, net of dividends, and the impact of issued and acquired preferred stock.
10    Huntington Bancshares Incorporated

Year-to-Date Average Balance Sheet / Net Interest Income
The following table details the change in our year-to-date average balance sheet and the net interest margin.

Table 3 - Consolidated YTD Average Balance Sheet and Net Interest Margin Analysis
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average	Interest Income/ Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (1)(2)	Balances	(FTE) (1)	Rate (1)(2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$16,309	$297	3.65%	$11,950	$268	4.49%	4,359	36
Trading account assets	258	5	3.84	561	10	3.70	(303)	(54)
Investment and other securities:
Available-for-sale securities:
Taxable	29,784	543	3.65	24,130	565	4.68	5,654	23
Tax-exempt	3,464	85	4.89	3,252	83	5.08	212	7
Total available-for-sale securities	33,248	628	3.77	27,382	648	4.73	5,866	21
Held-to-maturity securities—taxable	14,772	196	2.65	16,243	215	2.65	(1,471)	(9)
Other securities	1,295	33	5.08	879	24	5.57	416	47
Total investment and other securities	49,315	857	3.47	44,504	887	3.98	4,811	11
Loans held for sale	1,182	37	6.18	665	21	6.45	517	78
Loans and leases (3):
Commercial:
Commercial and industrial	85,978	2,527	5.85	58,478	1,787	6.08	27,500	47
Commercial real estate	22,539	697	6.15	10,902	368	6.71	11,637	107
Lease financing	5,740	200	6.92	5,467	181	6.57	273	5
Total commercial	114,257	3,424	5.96	74,847	2,336	6.21	39,410	53
Consumer:
Residential mortgage	31,962	757	4.74	24,362	503	4.13	7,600	31
Automobile	15,852	461	5.87	14,900	426	5.77	952	6
Home equity	11,603	395	6.87	10,160	369	7.33	1,443	14
RV and marine	5,639	152	5.44	5,936	157	5.32	(297)	(5)
Other consumer	2,464	122	9.99	1,818	99	10.94	646	36
Total consumer	67,520	1,887	5.62	57,176	1,554	5.47	10,344	18
Total loans and leases	181,777	5,311	5.83	132,023	3,890	5.89	49,754	38
Total earning assets	248,841	6,507	5.27	189,703	5,076	5.40	59,138	31
Cash and due from banks	1,908			1,406			502	36
Goodwill and other intangible assets	9,825			5,646			4,179	74
All other assets	12,813			9,722			3,091	32
Total assets	$273,387			$206,477			$66,910	32%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$57,711	$531	1.86%	$44,132	$428	1.96%	$13,579	31%
Money market deposits	75,263	939	2.52	60,654	922	3.06	14,609	24
Savings deposits	18,489	69	0.76	14,998	18	0.24	3,491	23
Time deposits	24,822	429	3.48	13,639	264	3.90	11,183	82
Total interest-bearing deposits	176,285	1,968	2.25	133,423	1,632	2.47	42,862	32
Short-term borrowings	1,816	34	3.73	1,350	27	4.10	466	35
Long-term debt	20,611	523	5.07	17,341	493	5.68	3,270	19
Total interest-bearing liabilities	198,712	2,525	2.56	152,114	2,152	2.85	46,598	31
Demand deposits—noninterest-bearing	37,776			29,096			8,680	30
All other liabilities	5,623			4,944			679	14
Total liabilities	242,111			186,154			55,957	30
Total Huntington shareholders’ equity	31,233			20,274			10,959	54
Non-controlling interest	43			49			(6)	(12)
Total equity	31,276			20,323			10,953	54
Total liabilities and equity	$273,387			$206,477			$66,910	32%
Net interest rate spread			2.71			2.55
Impact of noninterest-bearing funds on NIM			0.52			0.56
NII/NIM (FTE)		$3,982	3.23%		$2,924	3.11%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-
deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2026 2Q Form 10-Q    11

Year-to-Date Net Interest Income
Net interest income for the first six-month period of 2026 increased $1.1 billion, or 36%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first six-month period of 2026 also increased
$1.1 billion, or 36%, from the year-ago period. The increase in FTE net interest income reflected a 12 basis point increase in the FTE NIM to 3.23% and a $59.1 billion, or 31%, increase in average total earning assets, partially offset by a $46.6 billion, or 31%, increase in interest-bearing liabilities. The higher NIM was driven by lower funding costs, partially offset by the decrease in yields on interest earning assets.
Year-to-Date Average Balance Sheet
Average assets for the first six-month period of 2026, inclusive of the impacts of the Cadence and Veritex acquisitions, were $273.4 billion, an increase of $66.9 billion, or 32%, from the year-ago period, with the increase primarily due to increases in average loans and leases of $49.8 billion, or 38%, total investment and other securities of $4.8 billion, or 11%, and average interest-earning deposits with banks of $4.4 billion, or 36%. The increase in average loans and leases included growth in average commercial loans and leases of $39.4 billion, or 53%, and average consumer loans of $10.3 billion, or 18%.
Average liabilities for the first six-month period of 2026, inclusive of the impacts of the Cadence and Veritex acquisitions, increased $56.0 billion, or 30%, from the year-ago period, primarily due to increases in average deposits of $51.5 billion, or 32%, and in average total borrowings of $3.7 billion or 20%. Average deposits increased due to an increase in average interest-bearing deposits of $42.9 billion, or 32%, primarily driven by increases in average money market, interest-bearing demand, time, and savings deposits, and an increase in noninterest-bearing deposits of
$8.7 billion, or 30%. The increase in average total borrowings was driven by an increase in short- and long-term FHLB advances and long-term debt issuances used to support asset growth.
Average shareholders’ equity for the first six-month period of 2026 increased $11.0 billion, or 54%, from the year-ago period primarily due to the impact of common stock issued in connection with the Cadence and Veritex acquisitions, earnings, net of dividends and the impact of issued and acquired preferred stock.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The provision for credit losses for the second quarter of 2026 was $132 million, an increase of $29 million, or
28%, compared to the second quarter of 2025. The provision for credit losses for the first six-month period of 2026 was $290 million, an increase of $72 million, or 33%, compared to the year-ago period. The increase in provision expense in the second quarter of 2026, compared to the second quarter of 2025, and for the first six months of
2026, compared to the year-ago period, is reflective of loan growth and higher net loan charge-offs, partially offset by a lower overall reserve coverage. The provision for credit losses is also impacted by fluctuations in the provision for unfunded lending commitments.
The following table presents the components of the provision for credit losses.

Table 4 - Provision for Credit Losses
	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Provision for loan and lease losses	$125	$134	$375	$239
Provision (benefit) for unfunded lending commitments	7	(31)	(85)	(18)
Provision (benefit) for securities	—	—	—	(3)
Total provision for credit losses	$132	$103	$290	$218
12    Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 5 - Noninterest Income
	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2026	2025	Percent	2026	2025	Percent
Payments and cash management revenue	$204	$165	24%	$391	$320	22%
Wealth and asset management revenue	134	102	31	254	203	25
Customer deposit and loan fees	128	95	35	238	181	31
Capital markets and advisory fees	140	84	67	272	151	80
Mortgage banking income	53	28	89	85	59	44
Insurance income	21	19	11	42	39	8
Leasing revenue	29	10	190	42	24	75
Net gains (losses) on sales of securities	2	(58)	103	15	(58)	126
Other noninterest income	74	26	185	128	46	178
Total noninterest income	$785	$471	67%	$1,467	$965	52%
Noninterest income for the second quarter of 2026 was $785 million, an increase of $314 million, or 67%, from the year-ago quarter, inclusive of the impact of the Cadence and Veritex acquisitions. Capital markets and advisory fees increased $56 million, or 67%, primarily due to higher advisory fees from the legacy business and the impact of three strategic business units acquired from Janney, in addition to higher syndication fees. Payments and cash management revenue increased $39 million, or 24%, driven by higher cash management and interchange revenue.
Customer deposit and loan fees increased $33 million, or 35%, primarily due to an increase in commitment fees and the volume of personal service charges. Wealth and asset management revenue increased $32 million, or 31%, primarily due to higher investment management and trust income. Mortgage banking income increased $25 million, or 89%, due to an increase in net origination and secondary marketing income. Other noninterest income increased
$48 million largely due to the net impact of credit risk transfer transactions, favorable valuation changes on strategic and other investments, and an increase in bank owned life insurance income. Lastly, the second quarter of 2025 included a $58 million loss from the sale of certain investment securities as part of ongoing portfolio positioning.
Noninterest income for the first six-month period of 2026 increased $502 million, or 52%, from the year-ago period, inclusive of the impact of the Cadence and Veritex acquisitions. Capital markets and advisory fees increased
$121 million, or 80%, primarily due to higher advisory fees and the impact of three strategic business units acquired from Janney, in addition to higher syndication and underwriting fees. Payments and cash management revenue increased $71 million, or 22%, reflecting higher cash management and interchange revenue. Customer deposit and loan fees increased $57 million, or 31%, primarily reflecting an increase in the volume of personal service charges and an increase in commitment fees. Wealth and asset management revenue increased $51 million, or 25%, reflecting higher investment management and trust income. Mortgage banking income increased $26 million, or
44%, due to an increase in net origination and secondary marketing income. Other noninterest income increased
$82 million, or 178%, primarily due to the net impact of credit risk transfer transactions, favorable valuation changes on strategic and other investments, and an increase in bank owned life insurance income. In addition, the first six-
month period of 2026 included a $15 million gain from the sale of certain investment securities compared to a $58 million loss from the year-ago period, both as part of ongoing portfolio positioning.
2026 2Q Form 10-Q    13

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented.

Table 6 - Noninterest Expense
	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollar amounts in millions)	2026	2025	Percent	2026	2025	Percent
Personnel costs	$1,010	$722	40%	$2,002	$1,393	44%
Outside data processing and other services	326	182	79	637	352	81
Equipment	96	68	41	189	135	40
Net occupancy	90	54	67	175	119	47
Professional services	31	22	41	75	44	70
Marketing	38	28	36	75	57	32
Deposit and other insurance expense	38	20	90	73	57	28
Amortization of intangibles	54	11	391	95	22	332
Lease financing equipment depreciation	2	2	—	5	6	(17)
Other noninterest expense	124	88	41	257	164	57
Total noninterest expense	$1,809	$1,197	51%	$3,583	$2,349	53%
Number of employees (average full-time equivalent)	26,407	20,242	30%	25,527	20,166	27%
Noninterest expense in the second quarter of 2026 was $1.8 billion, an increase of $612 million, or 51%, from the year-ago quarter. Noninterest expense for the first six-month period of 2026 was $3.6 billion, an increase of $1.2 billion, or 53%, from the year-ago period. Noninterest expense for the second quarter of 2026 and for the first six-
month period of 2026 included $152 million and $415 million, respectively, of acquisition-related expenses, as detailed in the following table. There were no acquisition-related expenses in the first six months of 2025.

Table 7 - Impact of Acquisition-related Expenses	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollar amounts in millions)	2026	2026
Personnel costs	$38	$135
Outside data processing and other services	74	162
Equipment	15	34
Net occupancy	2	4
Professional services	4	22
Marketing	8	14
Deposit and other insurance expense	7	7
Other noninterest expense	4	37
Total impact of acquisition-related expenses	$152	$415
Excluding acquisition-related expenses, noninterest expense for the second quarter of 2026 was $1.7 billion, an increase of $460 million, or 38%, from the year-ago quarter, inclusive of the impact of the Cadence and Veritex acquisitions. Personnel costs increased $250 million, or 35%, primarily due to higher salary, benefit, and incentive compensation expense. Outside data processing and other services increased $70 million, or 38%, primarily reflecting higher technology and data expense. Amortization of intangibles increased $43 million primarily due to the impact from the addition of core deposit intangibles from the acquisitions. Net occupancy increased $34 million, or 63%, largely due to increases in lease and depreciation expense. Other noninterest expense increased $32 million, or 36%, primarily due to an increased volume of expense activity driven by the impact of the acquisitions.
14    Huntington Bancshares Incorporated

Excluding acquisition-related expenses, noninterest expense for the first six-month period of 2026 was $3.2 billion, an increase of $819 million, or 35%, from the year-ago period, inclusive of the impact of the Cadence and
Veritex acquisitions. Personnel costs increased $474 million, or 34%, primarily due to higher salary, benefit, and incentive compensation expense. Outside data processing increased $123 million, or 35%, primarily due to higher technology and data expense. Amortization of intangibles increased $73 million primarily due to the impact from the addition of core deposit intangibles from the acquisitions. Net occupancy expense increased $52 million, or 44%, primarily due to increases in lease and depreciation expense. Equipment expense increased $20 million, or 15%, primarily due to an increase in depreciation expense. Other noninterest expense increased $56 million, or 34%, primarily due to an increased volume of expense activity driven by the impact of the acquisitions.
Provision for Income Taxes
The provision for income taxes and effective tax rate were $165 million and 18.4%, respectively, in the second quarter of 2026, compared to $96 million and 15.0%, respectively, in the second quarter of 2025. The provision for income taxes and effective tax rate were $279 million and 18.1%, respectively, for the six-month period ended
June 30, 2026, compared to $218 million and 16.8%, respectively, for the six-month period ended June 30, 2025. The increases in the effective tax rates in both current year periods, compared to the prior year periods, related primarily to higher income before taxes in the current year periods and the benefit from remeasurement of deferred tax assets for changes in certain state tax laws which were enacted in the prior year periods. All periods included the benefits from general business credits, tax-exempt income, tax-exempt bank-owned life insurance income, and investments in qualified affordable housing projects.
The net federal deferred tax asset was $1.3 billion and the net state deferred tax asset was $129 million at
June 30, 2026, compared to a net federal deferred tax asset of $856 million and a net state deferred tax asset of $92 million at December 31, 2025.
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
2026 2Q Form 10-Q    15

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
At June 30, 2026, our loans and leases totaled $189.4 billion, representing a $39.8 billion, or 27%, increase compared to $149.6 billion at December 31, 2025. The increase was driven by a combination of the Cadence acquisition and organic growth. As of the Cadence acquisition date, acquired loans totaled $36.9 billion, including
$17.4 billion of commercial and industrial loans, $9.4 billion of commercial real estate loans, $131 million of lease financing loans, $8.2 billion of residential mortgage loans, $1.5 billion of home equity loans, and $264 million of other consumer loans.
The table below provides the composition of our total loan and lease portfolio.

Table 8 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At June 30, 2026		At December 31, 2025
Commercial:
Commercial and industrial	$91,378	49%	$69,442	46%
Commercial real estate	23,457	12	15,209	10
Lease financing	5,714	3	5,727	4
Total commercial	120,549	64	90,378	60
Consumer:
Residential mortgage	33,221	18	24,777	17
Automobile	15,460	8	16,168	11
Home equity	11,884	6	10,395	7
RV and marine	5,706	3	5,682	4
Other consumer	2,602	1	2,242	1
Total consumer	68,873	36	59,264	40
Total loans and leases	$189,422	100%	$149,642	100%
Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. As of June 30, 2026, there were no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the
ROC and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk appetite. Changes to existing concentration limits and incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics require the approval of the ROC prior to implementation.
16    Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2025 are consistent with the portfolio growth metrics.

Table 9 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At June 30, 2026		At December 31, 2025
Commercial loans and leases:
Real estate and rental and leasing	$28,802	15%	$20,237	14%
Finance and insurance	15,922	9	10,489	7
Retail trade (1)	13,119	7	12,181	8
Manufacturing	8,706	5	8,265	6
Health care and social assistance	7,705	4	5,920	4
Wholesale trade	6,314	3	5,842	4
Accommodation and food services	6,293	3	4,228	3
Construction	4,756	3	2,369	2
Utilities	4,506	2	3,156	2
Transportation and warehousing	4,327	2	3,288	2
Other services	3,552	2	3,617	2
Professional, scientific, and technical services	3,180	2	2,296	2
Information	2,887	2	1,937	1
Arts, entertainment, and recreation	2,537	2	1,923	1
Admin./support/waste mgmt. and remediation services	2,402	1	1,844	1
Management of companies and enterprises	1,217	1	243	—
Public administration	1,097	1	816	1
Educational services	895	—	738	—
Agriculture, forestry, fishing, and hunting	862	—	410	—
Mining, quarrying, and oil and gas extraction	734	—	147	—
Unclassified/Other	736	—	432	—
Total commercial loans and leases by industry category	120,549	64	90,378	60
Residential mortgage	33,221	18	24,777	17
Automobile	15,460	8	16,168	11
Home equity	11,884	6	10,395	7
RV and marine	5,706	3	5,682	4
Other consumer loans	2,602	1	2,242	1
Total loans and leases	$189,422	100%	$149,642	100%
(1)Amounts include $5.8 billion and $4.3 billion of auto dealer services loans at June 30, 2026 and December 31, 2025, respectively.
The following tables present our commercial real estate portfolio by property type and geographic location.

Table 10 - Commercial Real Estate Portfolio by Property Type
	At June 30, 2026		At December 31, 2025
(dollar amounts in millions)	Amount by Property Type	% of Total Loans and Leases	Amount by Property Type	% of Total Loans and Leases
Multi-family	$6,733	4%	$4,822	3%
Warehouse/Industrial	4,629	2	3,054	2
Retail	3,536	2	2,224	1
Office	2,633	1	1,804	1
Hotel	1,904	1	1,438	1
Other	4,022	2	1,867	1
Total commercial real estate loans and leases	$23,457	12%	$15,209	9%
2026 2Q Form 10-Q    17

Table 11 - Commercial Real Estate Portfolio by Geographic Location
	At June 30, 2026		At December 31, 2025
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE Loans and Leases	Amount by Location (1)	% of Total CRE Loans and Leases
Texas	$7,090	30%	$4,090	27%
Ohio	2,331	10	2,176	14
Michigan	1,782	8	1,872	12
Florida	1,714	7	830	5
Georgia	1,479	6	347	2
Illinois	724	3	787	5
Alabama	702	3	186	1
Colorado	625	3	555	4
Tennessee	485	2	73	—
North Carolina	483	2	269	2
Other	6,042	26	4,024	28
Total commercial real estate loans and leases	$23,457	100%	$15,209	100%
(1)Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $23.5 billion at June 30, 2026, an increase of $8.2 billion, or 54%, compared to
December 31, 2025, driven by $9.4 billion of loans acquired as a result of the completion of the Cadence acquisition.
The CRE portfolio had an associated allowance coverage of 3.4% and 3.7% at June 30, 2026 and December 31, 2025,
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
18    Huntington Bancshares Incorporated

NALs and NPAs
The following table presents the details of our NALs and NPAs.

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Nonaccrual loans and leases (NALs):
Commercial and industrial	$986	$562
Commercial real estate	243	133
Lease financing	8	8
Residential mortgage	223	107
Automobile	7	6
Home equity	120	113
RV and marine	2	2
Total nonaccrual loans and leases	1,589	931
Other real estate, net	23	13
Other NPAs (1)	—	1
Total nonperforming assets	$1,612	$945
Nonaccrual loans and leases as a % of total loans and leases	0.84%	0.62%
NPA ratio (2)	0.85	0.63
(1)Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
NPAs totaled $1.6 billion at June 30, 2026, an increase of $667 million, or 71%, from December 31, 2025, with the increase primarily due to $295 million of NPAs assumed in the Cadence acquisition and additional increases in commercial and industrial, commercial real estate, and residential mortgage NALs.
ACL
Our ACL is comprised of two different components, the ALLL and the AULC, both of which in our judgment are appropriate to absorb lifetime expected credit losses in our loan and lease portfolio. We utilize an independent third-party forecast that projects future economic conditions and considers multiple macroeconomic scenarios.
These macroeconomic scenarios contain certain variables that are influential to our modeling process, the most significant being unemployment rates and GDP.
For purposes of determining our ACL at June 30, 2026, we utilized a baseline economic scenario that assumes the labor market has softened, with the unemployment rate peaking at 4.6% in the fourth quarter of 2026 and expected to remain elevated at 4.6% in the first half of 2027. The Federal Reserve is projected to continue the current cycle of rate cuts, but cuts are expected later in 2026 and 2027, with the federal funds rate projected to return to 3% by 2028. Inflation is forecasted to remain above the Federal Reserve’s target level of 2%, with inflation still at or near 3% by the end of 2026. Forecasted GDP growth moderated from the first quarter, with growth projected at approximately 2.2% in 2026 before easing below 2% in 2027. The economic outlook became more uncertain during the second quarter as energy prices remained above prior expectations, while ongoing developments in the Middle East present risks to the outlook and contribute to elevated uncertainty.
2026 2Q Form 10-Q    19

The table below shows the forecasted path of unemployment and GDP in the baseline economic scenario compared to the end of 2025.

Table 13 - Forecasted Key Macroeconomic Variables
	2025	2026		2027
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
2Q 2026	N/A	4.3	4.6	4.6	4.5
4Q 2025	4.3%	4.6%	4.8%	4.7%	4.6%
Gross Domestic Product (1)
2Q 2026	N/A	2.6	1.6	1.8	1.9
4Q 2025	0.5%	2.3%	1.8%	1.9%	2.0%
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
Given the uncertainty associated with key economic scenario assumptions, the June 30, 2026 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profile components included within our qualitative reserve at June 30, 2026 relate to business banking loans, including SBA guaranteed loans, and leveraged lending within the C&I portfolio. The business banking risk profile addresses a modest upward trend in default rates resulting from the current interest rate environment and inflationary impacts on customers. The leveraged lending risk profile addresses concerns relating to the current interest rate environment and macroeconomic environment.
Our ACL evaluation process includes the on-going assessment of credit quality metrics and a comparison of certain ACL benchmarks to current performance.
20    Huntington Bancshares Incorporated

The table below reflects the allocation of our ACL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL.

Table 14 - Allocation of Allowance for Credit Losses
	At June 30, 2026			At December 31, 2025
(dollar amounts in millions)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$1,443	44%	49%	$1,070	42%	46%
Commercial real estate	800	25	12	569	22	10
Lease financing	96	3	3	92	4	4
Total commercial	2,339	72	64	1,731	68	60
Consumer
Residential mortgage	259	8	18	205	9	17
Automobile	169	5	8	181	7	11
Home equity	174	5	6	149	6	7
RV and marine	129	4	3	136	5	4
Other consumer	179	6	1	135	5	1
Total consumer	910	28	36	806	32	40
Total ALLL	3,249			2,537
AULC	132			206
Total ACL	$3,381			$2,743
Total ALLL as a % of:
Total loans and leases	1.72%			1.70%
Nonaccrual loans and leases	204			272
NPAs	202			269
Total ACL as % of:
Total loans and leases	1.78%			1.83%
Nonaccrual loans and leases	213			295
NPAs	210			290
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
At June 30, 2026, the ACL was $3.4 billion, or 1.78% of total loans and leases, compared to $2.7 billion, or 1.83%, at December 31, 2025. The increase in the ACL was driven by $578 million of ACL recorded for loans and commitments acquired in the Cadence transaction, as well as organic loan and lease growth. The ACL coverage ratio at June 30, 2026 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
2026 2Q Form 10-Q    21

NCOs
The table below reflects NCO detail.

Table 15 - Net Charge-off Analysis
	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial (1)	$66	$32	$120	$80
Commercial real estate	3	(3)	5	(11)
Lease financing	(3)	2	(3)	6
Total commercial	66	31	122	75
Consumer:
Residential mortgage	3	1	4	1
Automobile	12	7	27	20
Home equity	1	—	1	—
RV and marine	6	5	13	12
Other consumer	31	22	63	44
Total consumer	53	35	108	77
Total net charge-offs	$119	$66	$230	$152
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.29%	0.22%	0.28%	0.28%
Commercial real estate	0.06	(0.14)	0.04	(0.20)
Lease financing	(0.18)	0.12	(0.08)	0.22
Total commercial	0.22	0.16	0.21	0.20
Consumer:
Residential mortgage	0.03	0.01	0.02	0.01
Automobile	0.32	0.19	0.35	0.27
Home equity	0.01	0.01	0.02	0.01
RV and marine	0.44	0.33	0.47	0.39
Other consumer	4.88	4.86	5.08	4.87
Total consumer	0.30	0.25	0.32	0.27
Net charge-offs as a % of average loans and leases	0.25%	0.20%	0.25%	0.23%
(1)Net charge-offs for the six months ended June 30, 2026 include $23 million of charge-offs on certain loans previously charged off by Cadence, which were written up to the unpaid principal balance at acquisition and then immediately charged off by Huntington as required by purchase accounting.
NCOs were $119 million, or 0.25% of average total loans and leases on an annualized basis, in the second quarter of 2026, an increase of $53 million compared to $66 million, or 0.20% of average total loans and leases on an annualized basis, in the year-ago quarter. The increase reflects a $35 million increase in commercial NCOs to $66 million, and an $18 million increase in consumer NCOs to $53 million, in the second quarter of 2026. As a percentage of average loans and leases, annualized NCOs for commercial loans and leases were 0.22% in the second quarter of
2026, compared to 0.16% in the year-ago quarter, while annualized consumer loan NCOs were 0.30% in the second quarter of 2026, compared to 0.25% in the year-ago quarter.
22    Huntington Bancshares Incorporated

NCOs were $230 million, or 0.25% of average total loans and leases on an annualized basis, in the six-month period ended June 30, 2026, an increase of $78 million compared to $152 million, or 0.23% of average total loans and leases on an annualized basis, in the six-month period ended June 30, 2025. The increase reflects a $47 million increase in commercial NCOs to $122 million, and a $31 million increase in consumer NCOs to $108 million, in the six-month period ended June 30, 2026. As a percentage of average loans and leases, annualized NCOs for commercial loans and leases were 0.21% for the first six-month period of 2026, compared to 0.20% in the year-ago period, while annualized consumer loan NCOs were 0.32% in the first six-month period of 2026, compared to 0.27%
in the year-ago period.
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
Following the start of the current falling rate cycle, which began in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) through the second quarter of 2026 was 30%.
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
2026 2Q Form 10-Q    23

Table 16 - Net Interest Income at Risk
	At June 30, 2026			At December 31, 2025
	Federal Funds Rate			Federal Funds Rate
Basis point change scenario	Starting Point	Month 12 (1)	NII at Risk (%)	Starting Point	Month 12 (1)	NII at Risk (%)
+200	3.75%	6.00%	2.8%	3.75%	5.25%	2.5%
+100	3.75	5.00	1.4	3.75	4.25	0.9
Base	3.75	4.00	—	3.75	3.25	—
-100	3.75	3.00	-1.0	3.75	2.25	-0.6
-200	3.75	2.00	-1.8	3.75	1.25	-1.9
(1)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset-sensitive at both June 30, 2026, and December 31, 2025.
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
curve term points at the specific point in time that EVE sensitivity is measured.

Table 17 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At June 30, 2026	-2.0%	0.6%	-2.4%	-6.3%
At December 31, 2025	0.3	1.7	-3.5	-8.3
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
24    Huntington Bancshares Incorporated

The following presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 18 - Information on Asset Liability Management Instruments
		Weighted- Average Maturity (years)		Weighted- Average Fixed Rate
(dollar amounts in millions)	Notional Value		Fair Value
At June 30, 2026
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$1,500	7.73	$149	2.14%
Pay Fixed - Receive SOFR - forward-starting (2)	4,122	12.08	73	3.81
Loans:
Receive Fixed - Pay SOFR	16,025	1.75	(151)	3.22
Receive Fixed - Pay SOFR - forward-starting (3)	4,600	3.58	(71)	3.37
Liability conversion swaps
Receive Fixed - Pay SOFR	10,099	2.61	(136)	3.45
Receive Fixed - Pay SOFR - forward-starting (3)	2,300	3.82	(43)	3.38
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	4,950	2.91	34	2.65 / 3.75
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	27	4.33	—	3.65
Pay Fed Fund - Receive SOFR (economic hedges)	1	9.31	—	3.73
Total swap portfolio	$43,624		$(145)
At December 31, 2025
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$3,987	3.92	$130	2.48%
Pay Fixed - Receive SOFR - forward-starting (6)	1,160	12.47	44	3.36
Loans:
Receive Fixed - Pay SOFR	15,800	2.05	(2)	3.18
Receive Fixed - Pay SOFR - forward-starting (7)	2,500	4.21	(3)	3.30
Liability conversion swaps
Receive Fixed - Pay SOFR	10,599	2.97	(22)	3.51
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,750	1.06	30	2.80 / 3.87
Purchased Floor Spread - SOFR forward-starting (7)	3,200	3.49	51	2.83 / 3.83
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	27	4.83	—	3.81
Pay Fed Fund - Receive SOFR (economic hedges)	1	9.81	—	3.99
Total swap portfolio	$44,024		$228
(1)Amounts include interest rate swaps as fair value hedges of fixed rate investment securities using the portfolio layer method.
(2)Forward-starting swaps effective starting from July 2026 to April 2029.
(3)Forward-starting swaps and forward-starting floor spreads effective starting from July 2026 to March 2027.
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
Use of Derivatives to Manage Credit Risk
We may utilize credit derivatives as a tool to manage credit risk within the portfolio by purchasing credit protection over certain types of loan products. When we purchase credit protection, such as a CDS, we pay a fee to the seller, or CDS counterparty, in return for the right to receive a payment if a specified credit event occurs.
2026 2Q Form 10-Q    25

MSRs
(This section should be read in conjunction with Note 7 - “Mortgage Loan Sales and Servicing Rights” of Notes to
Unaudited Consolidated Financial Statements.)
At June 30, 2026, we had a total of $752 million of capitalized MSRs representing the right to service $43.4 billion in mortgage loans.
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
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At June 30, 2026, management believes current sources of liquidity are sufficient to meet Huntington’s on-
and off-balance sheet obligations over the next 12 months and for the foreseeable future.
26    Huntington Bancshares Incorporated

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
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships, resulting in a diversified deposit base. Total deposits were $222.5 billion at June 30, 2026, compared to $176.6 billion at December 31, 2025. The $45.9 billion, or 26%, increase in total deposits, compared to December 31, 2025, was primarily driven by $43.5 billion of deposits acquired in the Cadence acquisition, in addition to organic deposit growth. Total deposits included $5.8 billion of brokered deposits primarily consisting of brokered money market and time deposit balances at June 30, 2026, compared to $5.9 billion at
December 31, 2025. The level of brokered deposits was below our established liquidity risk metric limits at June 30,
2026.
Insured deposits comprised approximately 69% and 70% of our total deposits at June 30, 2026 and
December 31, 2025, respectively. The composition of our deposits is presented in the table below.

Table 19 - Deposit Composition

(dollar amounts in millions)	At June 30, 2026		At December 31, 2025
By type:
Demand deposits—noninterest-bearing	$40,129	18%	$32,205	18%
Demand deposits—interest-bearing	62,395	28	48,510	27
Money market deposits	75,717	34	65,123	37
Savings deposits	18,820	9	15,426	9
Time deposits	25,405	11	15,346	9
Total deposits	$222,466	100%	$176,610	100%

Total deposits (insured/uninsured):
Insured deposits	$153,290	69%	$123,744	70%
Uninsured deposits (1)	69,176	31	52,866	30
Total deposits	$222,466	100%	$176,610	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-
company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of June 30, 2026, the Bank Call Report estimated uninsured deposit balance was $73.7 billion, which includes $4.6 billion of inter-company deposits. As of December 31, 2025, the Bank Call
Report estimated uninsured deposit balance was $56.9 billion, which includes $4.1 billion of inter-company deposits.
Wholesale Funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $27.6 billion at June 30, 2026, an increase of $3.2 billion compared to $24.4 billion at December 31, 2025. The increase from year end was primarily due to a $1.9 billion increase in short-term borrowings, primarily comprised of short-term FHLB advances, and a $1.5 billion increase in long-term debt driven by $1.8 billion of senior and subordinated debt issuances, partially offset by maturities and repayments.
2026 2Q Form 10-Q    27

Cash and Cash Equivalents and Investment Securities
Cash and cash equivalents were $15.6 billion and $13.5 billion at June 30, 2026 and December 31, 2025, respectively. The $2.1 billion increase in cash and cash equivalents was largely due to higher branch cash on hand and float balances at the end of the 2026 second quarter to support customer activity in conjunction with the
Cadence systems and branch conversions, as well as higher interest-earning deposits held at the FRB as part of prudent liquidity risk management to support our strong liquidity position.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities, comprised of AFS and HTM securities, were $49.6 billion at June 30, 2026, compared to $41.4 billion at December 31, 2025. The $8.2 billion increase in investment securities, compared to December 31,
2025, was largely driven by $9.0 billion of investment securities acquired in the Cadence transaction. At June 30,
2026, the duration of the investment securities portfolio, net of hedging, was 3.2 years. Securities are pledged to secure borrowing capacity with the FHLB and the FRB, discussed further in the Bank Liquidity and Sources of Funding section below.
Bank Liquidity and Sources of Funding
Our primary source of funding for the Bank is customer deposits. At June 30, 2026, customer deposits funded
76% of total assets (114% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and investment securities, we may meet our liquidity needs through wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the Bank.
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
pledged.
A summary of the Bank’s selected contingent liquidity sources is presented in the following table.

Table 20 - Selected Contingent Liquidity Sources

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Unused secured borrowing capacity:
FRB	$80,905	$71,296
FHLB	22,789	16,212
Unpledged investment securities (at market value)	11,675	11,743
Interest-earning deposits held at FRB	12,269	11,712
Selected contingent liquidity sources	$127,638	$110,963
As of June 30, 2026, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The parent company had cash and cash equivalents of $4.1 billion and $3.6 billion at June 30, 2026 and
December 31, 2025, respectively.
28    Huntington Bancshares Incorporated

On July 22, 2026, our Board of Directors declared a quarterly cash dividend on our common stock of $0.155 per common share, payable on October 1, 2026 to shareholders of record on September 17, 2026. Additionally, on
July 22, 2026, our Board of Directors declared quarterly dividends on our Series B, F, G, H, J, and K preferred stock, payable on October 15, 2026 to shareholders of record on October 1, 2026, and a quarterly dividend on our Series L preferred stock, payable on November 20, 2026 to shareholders of record on November 5, 2026. On June 24, 2026, our Board of Directors declared a quarterly dividend on our Series I preferred stock, payable on September 1, 2026 to shareholders of record on August 15, 2026. Current quarterly dividend declarations are expected to total approximately $354 million.
During the first six months of 2026, the Bank paid common dividends to the parent company of $550 million.
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
As of June 30, 2026, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The following table presents our credit ratings and rating agency outlooks.

Table 21 - Credit Ratings and Outlook
At June 30, 2026
	Moody’s	Standard & Poor’s	Fitch	DBRS Morningstar
Huntington Bancshares Incorporated
Senior unsecured notes	Baa1	BBB+	A-	A
Subordinated notes	Baa1	BBB	BBB+	A (low)
Commercial paper	NR	NR	F1	R-1 (low)
Ratings outlook	Negative	Stable	Stable	Stable
The Huntington National Bank
Senior unsecured notes	A3	A-	A-	A (high)
Long-term deposits	A1	NR (1)	A	A (high)
Short-term deposits	P-1	NR (1)	F1	R-1 (middle)
Ratings outlook	Negative	Stable	Stable	Stable
NR - Not Rated
(1) Standard & Poor’s does not provide a depositor rating. The Bank’s issuer credit rating is A-.
Contractual Obligations and Commitments
In the normal course of business, we enter into various contractual obligations and commitments that could impact our liquidity and capital resources. These arrangements include commitments to extend credit, interest rate swaps, floors, financial guarantees contained in standby letters-of-credit issued by the Bank, commitments by the
Bank to sell mortgage loans, operating lease payments, and other purchase and marketing obligations.
2026 2Q Form 10-Q    29

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
Cybersecurity
Cybersecurity represents an important component of Huntington’s overall cross-functional approach to risk management. We actively manage a cybersecurity operation designed to detect, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to our business. We actively monitor for cyberattacks, such as attempts related to online deception and loss of sensitive customer data. We evaluate our technology, processes, and controls to mitigate loss from cyberattacks. Although to date we have not experienced any material losses due to cyberattacks, with the increasing sophistication, acceleration, and complexity of cyber events, including from developments in artificial intelligence and other emerging technologies, we cannot ensure that there will not be a material loss in the future. Cybersecurity threats continue to evolve and increase across the entire digital landscape. In response to the evolving threat landscape, we continue to enhance our cybersecurity, operational resilience, and third-party risk management capabilities, including efforts designed to improve the speed of vulnerability identification, remediation, monitoring, and recovery. We actively monitor our environment for malicious content and implement specific cybersecurity and fraud capabilities, including the monitoring of phishing email campaigns. In addition, we have implemented specific cybersecurity and fraud monitoring of remote connections by geography and volume of connections to detect anomalous remote logins, since a portion of our workforce works remotely from time to time.
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
30    Huntington Bancshares Incorporated

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
2026 2Q Form 10-Q    31

The following table presents certain regulatory capital information at both the consolidated and Bank level.

Table 22 - Regulatory Capital Information
(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Consolidated:
CET1 risk-based capital ratio	10.0%	10.4%
Tier 1 risk-based capital ratio	11.3	12.0
Total risk-based capital ratio	13.6	14.2
Tier 1 leverage ratio	8.8	9.3
CET1 risk-based capital	$21,388	$17,286
Tier 1 risk-based capital	24,279	20,027
Total risk-based capital	29,076	23,593
Total risk-weighted assets	214,138	166,684
Bank:
CET1 risk-based capital ratio	11.8%	11.7%
Tier 1 risk-based capital ratio	12.0	12.4
Total risk-based capital ratio	13.8	14.0
Tier 1 leverage ratio	9.3	9.6
CET1 risk-based capital	$25,197	$19,426
Tier 1 risk-based capital	25,622	20,626
Total risk-based capital	29,502	23,165
Total risk-weighted assets	213,211	165,701
At June 30, 2026, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Our consolidated CET1 risk-based capital ratio was 10.0% at June 30, 2026, compared to 10.4% at December 31, 2025, with the decrease driven by higher risk-weighted assets primarily resulting from loan growth, the impact of the Cadence acquisition, and share repurchases, partially offset by an increase in regulatory capital from current period earnings, net of dividends. The Bank CET1 risk-based capital ratio of 11.8% increased approximately 10 basis points from year-end driven by bank earnings, net of upstream dividends to the parent, and a $780 million capital contribution from the parent, which the Bank in turn used to redeem its outstanding preferred stock held by the parent, partially offset by higher risk-weighted assets and the impact of the
Cadence acquisition.
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
Shareholders’ equity totaled $32.6 billion at June 30, 2026, an increase of $8.3 billion, or 34%, when compared with December 31, 2025. The increase was primarily driven by $8.3 billion of common and preferred equity issued as consideration for the Cadence acquisition, in addition to earnings, net of dividends, that were partially offset by share repurchases and a reduction in accumulated other comprehensive income driven by changes in interest rates.
Our common dividend and total payout ratios were 55% and 81%, respectively, for the first six-month period of
2026, compared to 46% for both ratios for the same period of 2025. The year-over-year increase in the common dividend payout ratio was due to the impact of acquisition-related expenses on earnings.
32    Huntington Bancshares Incorporated

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
On April 22, 2026, our Board approved the repurchase of up to $3.0 billion of common shares with no expiration date. During the six months ended June 30, 2026, we repurchased 18.8 million shares totaling $309 million. As of
June 30, 2026, we had $2.95 billion of common shares available for repurchase under the current Board-approved authorization.
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
2026 2Q Form 10-Q    33

Net Income (Loss) by Business Segment
Net income (loss) by business segment is presented in the following table.

Table 23 - Net Income (Loss) by Business Segment
	Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025
Consumer & Regional Banking	$1,010	$616
Commercial Banking	708	552
Treasury / Other	(468)	(105)
Net income attributable to Huntington	$1,250	$1,063

Consumer & Regional Banking

Table 24 - Key Performance Indicators for Consumer & Regional Banking
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2026	June 30, 2025	Amount	Percent
Net interest income	$2,823	$1,957	$866	44%
Provision for credit losses	164	185	(21)	(11)
Net interest income after provision for credit losses	2,659	1,772	887	50
Noninterest income	844	666	178	27
Noninterest expense:
Direct personnel costs	789	599	190	32
Other noninterest expense, including corporate allocations	1,435	1,060	375	35
Total noninterest expense	2,224	1,659	565	34
Income before income taxes	1,279	779	500	64
Provision for income taxes	269	163	106	65
Net income attributable to Huntington	$1,010	$616	$394	64%
Number of employees (average full-time equivalent)	13,725	11,261	2,464	22%
Total average assets	$109,218	$78,511	$30,707	39
Total average loans/leases	100,143	72,601	27,542	38
Total average deposits	145,615	111,558	34,057	31
Net interest margin	3.80%	3.48%	0.32%	9
NCOs	$189	$118	$71	60
NCOs as a % of average loans and leases	0.38%	0.33%	0.05%	15
Total assets under management (in billions)—eop	$49.6	$35.3	$14.3	41
Total trust assets (in billions)—eop	68.9	182.8	(113.9)	(62)
Consumer & Regional Banking net income was $1.0 billion in the six-month period of 2026, an increase of $394 million, or 64%, compared to the year-ago period. Segment net interest income increased $866 million, or 44%, primarily due to a $27.5 billion, or 38%, increase in average loans and leases, which includes the Cadence and
Veritex acquisitions, and a 32 basis point increase in NIM. Provision for credit losses decreased $21 million due to changes in the loan portfolio, partially offset by net charge-offs. Noninterest income increased $178 million, or 27%, primarily due to the impact of the Cadence and Veritex acquisitions, as well as growth in customer deposit fee income, wealth and asset management revenue, and payments and cash management revenue. Noninterest expense increased $565 million, or 34%, primarily due to incremental expenses associated with the Cadence and
Veritex acquisitions, along with higher personnel costs and indirect expense allocations.
34    Huntington Bancshares Incorporated

Commercial Banking

Table 25 - Key Performance Indicators for Commercial Banking
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2026	June 30, 2025	Amount	Percent
Net interest income	$1,359	$1,026	$333	32%
Provision for credit losses	125	33	92	279
Net interest income after provision for credit losses	1,234	993	241	24
Noninterest income	527	339	188	55
Noninterest expense:
Direct personnel costs	393	288	105	36
Other noninterest expense, including corporate allocations	462	332	130	39
Total noninterest expense	855	620	235	38
Income before income taxes	906	712	194	27
Provision for income taxes	190	150	40	27
Income attributable to non-controlling interest	8	10	(2)	(20)
Net income attributable to Huntington	$708	$552	$156	28%
Number of employees (average full-time equivalent)	2,689	2,179	510	23%
Total average assets	$91,627	$68,697	$22,930	33
Total average loans/leases	81,386	59,201	22,185	37
Total average deposits	59,132	43,002	16,130	38
Net interest margin	3.28%	3.34%	(0.06)%	(2)
NCOs	$40	$34	$6	18
NCOs as a % of average loans and leases	0.10%	0.12%	(0.02)%	(17)
Commercial Banking net income was $708 million in the first six-month period of 2026, an increase of $156 million, or 28%, compared to the year-ago period. Segment net interest income increased $333 million, or 32%, primarily driven by a $22.2 billion, or 37%, increase in average loans and leases and a $16.1 billion, or 38%, increase in average deposits. The increases in loans and leases and deposits were driven by the impact of the Cadence and
Veritex acquisitions, as well as organic growth. The provision for credit losses increased $92 million primarily due to loan and lease growth. Noninterest income increased $188 million, or 55%, primarily due to the contributions of
Cadence and Veritex, and an additional increase in capital markets and advisory fees, which included the impact of three strategic business units acquired from Janney in January 2026. Customer deposit and loan fees, payment and cash management, and leasing revenue were also higher. Noninterest expense increased $235 million, or 38%, primarily driven by higher personnel expense related to the recent acquisitions and higher allocated overhead.
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
includes certain corporate administrative expenses, acquisition-related expenses, if any, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 21% tax rate, although our overall effective tax rate is lower.
2026 2Q Form 10-Q    35

Table 26 - Key Performance Indicators for Treasury / Other
	Six Months Ended		Change
(dollar amounts in millions)	June 30, 2026	June 30, 2025	Amount	Percent
Net interest loss	$(239)	$(90)	$(149)	(166)%
Noninterest income	96	(40)	136	340
Noninterest expense:
Direct personnel costs	820	506	314	62
Other noninterest expense, including corporate allocations	(316)	(436)	120	28
Total noninterest expense	504	70	434	620
Loss before income taxes	(648)	(200)	(448)	(224)
Benefit for income taxes	(180)	(95)	(85)	(89)
Net loss attributable to Huntington	$(468)	$(105)	$(363)	(346)%
Number of employees (average full-time equivalent)	9,113	6,726	2,387	35%
Total average assets	$72,542	$59,269	$13,273	22
Treasury / Other had a net loss of $468 million in the first six-month period of 2026, compared to a net loss of
$105 million in the year-ago period, driven by acquisition-related expenses, a decrease in net interest income, and a reduction in corporate allocations, partially offset by higher noninterest income and an increase in the benefit for income taxes. Net interest loss increased $149 million primarily due to the net impact of FTP credits assigned to each business segment. The increase in noninterest income was largely due to the addition of Cadence and Veritex, while the increase in noninterest expense was largely due to acquisition-related expenses. The benefit for income taxes increased $85 million primarily due to an increase in pre-tax loss.
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
the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements; potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital; unexpected outflows of deposits which may require us to sell investment securities at a loss; changing interest rates which could negatively impact the value of our portfolio of investment securities; the loss of value of our investment portfolio which could negatively impact market perceptions of us and could lead to deposit withdrawals; market perceptions of us and banks generally, including from the effects of social media; cybersecurity risks; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve; volatility and disruptions in global capital, foreign exchange, and credit markets; movements in interest rates; competitive pressures on product pricing and services; success, impact, and timing of our business strategies, including market acceptance of any new products or services including those implementing our “Fair Play” banking philosophy; introduction of new competitive products, such as stablecoins, and new competitors, such as financial technology companies and other
“nontraditional” bank competitors; changes in policies and standards for regulatory review of bank mergers; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Act and the Basel III regulatory capital reforms, as well as those involving the SEC, the OCC, the Federal Reserve, the FDIC, the CFPB, and state-level regulators; the possibility that the anticipated benefits of recent or proposed acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the companies or as a result of the strength of the economy and competitive factors in the areas where the companies do business; and other factors that may affect the future results of Huntington.
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
Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures, including FTE net interest income, FTE total revenue, and the efficiency and tangible common equity ratios, where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, for FTE net interest income and FTE total revenue can be found in Table 1 in this report and in the reconciliation below for the efficiency and tangible common equity ratios.
2026 2Q Form 10-Q    37

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
Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.
The following table provides a reconciliation of the Company’s tangible common equity to tangible assets ratio.

	June 30,	December 31,
(dollar amounts in millions)	2026	2025
Calculation of tangible equity / asset ratio:
Total Huntington shareholders’ equity	$32,624	$24,342
Goodwill and other intangible assets	(10,442)	(6,142)
Deferred tax liability on other intangible assets (1)	192	30
Total tangible equity	22,374	18,230
Preferred equity	(2,881)	(2,731)
Total tangible common equity	$19,493	$15,499
Total assets	$283,984	$225,106
Goodwill and other intangible assets	(10,442)	(6,142)
Deferred tax liability on other intangible assets (1)	192	30
Total tangible assets	$273,734	$218,994
Shareholders' equity / total assets	11.5%	10.8%
Tangible equity / tangible asset ratio	8.2	8.3
Tangible common equity / tangible asset ratio	7.1	7.1
(1)Deferred tax liability related to other intangible assets is calculated at a 21% tax rate.
38    Huntington Bancshares Incorporated

Efficiency Ratio
The following table provides a reconciliation of the Company’s efficiency ratio.

	Three Months Ended		Six Months Ended
(amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest expense (GAAP)	$1,809	$1,197	$3,583	$2,349
Less: Intangible amortization	54	11	95	22
Noninterest expense less amortization of intangibles (non-GAAP)	$1,755	$1,186	$3,488	$2,327
Net interest income	$2,052	$1,467	$3,943	$2,893
Noninterest income	785	471	1,467	965
Total Revenue (GAAP)	2,837	1,938	5,410	3,858
Add: FTE adjustment (1)	20	16	39	31
Less: Gains (losses) on sales of securities	2	(58)	15	(58)
FTE revenue less gains (losses) on sales of securities (non-GAAP)	$2,855	$2,012	$5,434	$3,947
Efficiency Ratio (2)	61.5%	59.0%	64.2%	58.9%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding gains (losses) on sales of securities, which represents a non-GAAP measure.
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
Allowance for Credit Losses
Our ACL at June 30, 2026 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time to time.
One of the most significant judgments influencing the ACL estimate is the macroeconomic forecasts. Key external economic parameters that directly impact our loss modeling framework include forecasted unemployment rates and GDP. Changes in the economic forecasts could significantly affect the estimated credit losses, which could potentially lead to materially different allowance levels from one reporting period to the next.
2026 2Q Form 10-Q    39

Given the dynamic relationship between macroeconomic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse, and a more favorable economic scenario when formulating the quantitative estimate.
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100%
weighting applied to an adverse scenario reflecting an amount of stress in excess of current expectations. This scenario contemplates elevated interest rates weakening credit-sensitive consumer spending and confidence more than expected. In this scenario, the impact of tariffs on the economy is significantly worse than expected, causing inflation to increase. In response, the Federal Reserve lowers rates. Increased geopolitical tensions heighten the risk that China might block the Taiwan strait, limiting the supply chain for semiconductors and raising fears of a broader conflict. Additionally, concerns grow that the Russian invasion of Ukraine lasts longer than in the baseline scenario and that the Middle East conflict will widen resulting in sustained increases in energy prices. The combination of tariffs, rising inflation, political tensions, still elevated interest rates, and reduced credit availability causes the economy to fall into a recession in mid-2026. Under this scenario, as an example, the unemployment rate increases significantly from baseline levels peaking in the second quarter of 2027 and GDP declines significantly. The unemployment rate in this adverse scenario is projected to peak at 8.5% in the second quarter of 2027. This is approximately 3.9% higher than the baseline scenario projections of 4.6% at the end of 2026 and 4.0% higher than the baseline projection of 4.5% at the end of 2027. In addition, GDP is significantly lower in the adverse scenario, with GDP turning negative for the remainder of 2026 before turning positive in 2027 but staying below 2%.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at June 30, 2026, management calculated the difference between our quantitative ACL and this 100% adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.3 billion at June 30, 2026.
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
40    Huntington Bancshares Incorporated

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
Statements.
Goodwill
Subsequent to the completion of our annual impairment test, as described in the Critical Accounting Policies and
Use of Significant Estimates section within the MD&A of Huntington’s 2025 Annual Report on Form 10-K, we
completed the acquisitions of Veritex and Cadence, which resulted in the recognition of additional goodwill of $450 million and $3.5 billion, respectively. Because this goodwill arose after our annual testing date, it was not included in the annual impairment analysis performed as of October 1, 2025. However, the additions of Veritex and Cadence did not change our conclusion with respect to goodwill impairment and no triggering event occurred through the end of the second quarter of 2026 that required a reassessment of goodwill. The goodwill recognized in connection with the acquisitions has been assigned to our reporting units based on our assessment of how the acquired business will be integrated and how its operations will be managed. For more information, see Note 8 - “Goodwill and Other
Intangible Assets” of the Notes to the Unaudited Consolidated Financial Statements.
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
2026 2Q Form 10-Q    41

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
(dollar amounts in millions)	2026	2025
Assets
Cash and due from banks	$3,330	$1,783
Interest-earning deposits with banks	12,714	12,295
Trading account assets	326	63
Available-for-sale securities	35,206	26,132
Held-to-maturity securities	14,384	15,258
Other securities	1,383	994
Loans held for sale (includes $1,287 and $885, respectively, measured at fair value)	1,886	1,415
Loans and leases (includes $164 and $167, respectively, measured at fair value)	189,422	149,642
Allowance for loan and lease losses	(3,249)	(2,537)
Net loans and leases (1)	186,173	147,105
Bank-owned life insurance	3,676	2,902
Accrued income and other receivables	2,960	2,621
Premises and equipment	2,171	1,321
Goodwill	9,527	5,997
Servicing rights and other intangible assets	1,691	752
Other assets (1)	8,557	6,468
Total assets	$283,984	$225,106
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$40,129	$32,205
Interest-bearing	182,337	144,405
Total deposits	222,466	176,610
Short-term borrowings	3,111	1,261
Long-term debt (1) (includes $1,250 and $1,161, respectively, measured at fair value)	18,738	17,221
Other liabilities (1)	7,004	5,635
Total liabilities	251,319	200,727
Commitments and Contingent Liabilities (Note 17)
Shareholders’ equity
Preferred stock	2,881	2,731
Common stock	20	16
Capital surplus	25,150	17,244
Less treasury shares, at cost	(94)	(92)
Accumulated other comprehensive income (loss)	(2,213)	(1,908)
Retained earnings	6,880	6,351
Total Huntington shareholders’ equity	32,624	24,342
Non-controlling interest	41	37
Total equity	32,665	24,379
Total liabilities and equity	$283,984	$225,106
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	2,020,414,826	1,567,732,506
Treasury shares outstanding	7,152,410	7,187,541
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	891,900	885,000
(1)Includes VIE balances in net loans and leases, other assets, long-term debt, and other liabilities of $493 million, $468 million, $428 million, and $134 million, respectively, at June 30, 2026, and $669 million, $431 million, $600 million, and $152 million, respectively, at December 31, 2025. See Note 16 -
“Variable Interest Entities” for additional information.
          See Notes to Unaudited Consolidated Financial Statements
42    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and fee income:
Loans and leases	$2,772	$1,971	$5,290	$3,876
Available-for-sale securities
Taxable	285	278	543	565
Tax-exempt	34	31	67	65
Held-to-maturity securities—taxable	97	107	196	215
Other securities—taxable	17	12	33	24
Other	177	157	339	300
Total interest income	3,382	2,556	6,468	5,045
Interest expense:
Deposits	1,048	822	1,968	1,632
Short-term borrowings	18	13	34	27
Long-term debt	264	254	523	493
Total interest expense	1,330	1,089	2,525	2,152
Net interest income	2,052	1,467	3,943	2,893
Provision for credit losses	132	103	290	218
Net interest income after provision for credit losses	1,920	1,364	3,653	2,675
Noninterest income:
Payments and cash management revenue	204	165	391	320
Wealth and asset management revenue	134	102	254	203
Customer deposit and loan fees	128	95	238	181
Capital markets and advisory fees	140	84	272	151
Mortgage banking income	53	28	85	59
Insurance income	21	19	42	39
Leasing revenue	29	10	42	24
Net gains (losses) on sales of securities	2	(58)	15	(58)
Other noninterest income	74	26	128	46
Total noninterest income	785	471	1,467	965
Noninterest expense:
Personnel costs	1,010	722	2,002	1,393
Outside data processing and other services	326	182	637	352
Equipment	96	68	189	135
Net occupancy	90	54	175	119
Professional services	31	22	75	44
Marketing	38	28	75	57
Deposit and other insurance expense	38	20	73	57
Amortization of intangibles	54	11	95	22
Lease financing equipment depreciation	2	2	5	6
Other noninterest expense	124	88	257	164
Total noninterest expense	1,809	1,197	3,583	2,349
Income before income taxes	896	638	1,537	1,291
Provision for income taxes	165	96	279	218
Income after income taxes	731	542	1,258	1,073
Income attributable to non-controlling interest	4	6	8	10
Net income attributable to Huntington	727	536	1,250	1,063
Dividends on preferred shares	41	27	82	54
Net income applicable to common shares	$686	$509	$1,168	$1,009
Average common shares—basic	2,021,373	1,457,309	1,945,805	1,455,904
Average common shares—diluted	2,048,311	1,480,996	1,974,952	1,481,541
Per common share:
Net income—basic	$0.34	$0.35	$0.60	$0.69
Net income—diluted	0.33	0.34	0.59	0.68
See Notes to Unaudited Consolidated Financial Statements
2026 2Q Form 10-Q    43

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to Huntington	$727	$536	$1,250	$1,063
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of hedges	(36)	97	(112)	352
Net change related to cash flow hedges on loans	(118)	83	(194)	260
Translation adjustments, net of hedges	(1)	6	(1)	7
Change in accumulated unrealized losses for pension and other post-retirement obligations	1	1	2	1
Other comprehensive (loss) income, net of tax	(154)	187	(305)	620
Comprehensive income attributable to Huntington	573	723	945	1,683
Comprehensive income attributed to non-controlling interest	4	6	8	10
Comprehensive income	$577	$729	$953	$1,693
See Notes to Unaudited Consolidated Financial Statements
44    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non- controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended June 30, 2026
Balance, beginning of period	$2,881	2,034,400	$20	$25,273	(7,269)	$(95)	$(2,059)	$6,515	$32,535	$46	$32,581
Net income								727	727	4	731
Other comprehensive loss, net of tax							(154)		(154)		(154)
Repurchases of common stock		(9,763)	—	(159)					(159)		(159)
Cash dividends declared:
Common ($0.155 per share)								(319)	(319)		(319)
Preferred								(41)	(41)		(41)
Recognition of the fair value of share-based compensation				50					50		50
Other share-based compensation activity		2,930	—	(15)				(2)	(17)		(17)
Other				1	117	1			2	(9)	(7)
Balance, end of period	$2,881	2,027,567	$20	$25,150	(7,152)	$(94)	$(2,213)	$6,880	$32,624	$41	$32,665

Three months ended June 30, 2025
Balance, beginning of period	$1,989	1,463,976	$15	$15,479	(7,164)	$(90)	$(2,433)	$5,474	$20,434	$52	$20,486
Net income								536	536	6	542
Other comprehensive income, net of tax							187		187		187
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(27)	(27)		(27)
Recognition of the fair value of share-based compensation				32					32		32
Other share-based compensation activity		1,797	—	(7)				(2)	(9)		(9)
Other				2	191	3			5	(16)	(11)
Balance, end of period	$1,989	1,465,773	$15	$15,506	(6,973)	$(87)	$(2,246)	$5,751	$20,928	$42	$20,970
See Notes to Unaudited Consolidated Financial Statements
2026 2Q Form 10-Q    45

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (continued) (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non- controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Six months ended June 30, 2026
Balance, beginning of period	$2,731	1,574,920	$16	$17,244	(7,188)	$(92)	$(1,908)	$6,351	$24,342	$37	$24,379
Net income								1,250	1,250	8	1,258
Other comprehensive loss, net of tax							(305)		(305)		(305)
Cadence acquisition:
Issuance of common stock		461,548	4	8,064					8,068		8,068
Conversion of equity awards				117					117		117
Issuance of Series L Preferred Stock	150			—					150		150
Repurchases of common stock		(18,716)	—	(309)					(309)		(309)
Cash dividends declared:
Common ($0.31 per share)								(637)	(637)		(637)
Preferred								(82)	(82)		(82)
Recognition of the fair value of share-based compensation				95					95		95
Other share-based compensation activity		9,815	—	(64)				(2)	(66)		(66)
Other				3	36	(2)			1	(4)	(3)
Balance, end of period	$2,881	2,027,567	$20	$25,150	(7,152)	$(94)	$(2,213)	$6,880	$32,624	$41	$32,665

Six months ended June 30, 2025
Balance, beginning of period	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782
Net income								1,063	1,063	10	1,073
Other comprehensive income, net of tax							620		620		620
Cash dividends declared:
Common ($0.31 per share)								(460)	(460)		(460)
Preferred								(54)	(54)		(54)
Recognition of the fair value of share-based compensation				53					53		53
Other share-based compensation activity		5,153	—	(33)				(2)	(35)		(35)
Other				2	11	(1)			1	(10)	(9)
Balance, end of period	$1,989	1,465,773	$15	$15,506	(6,973)	$(87)	$(2,246)	$5,751	$20,928	$42	$20,970

See Notes to Unaudited Consolidated Financial Statements
46    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025
Operating activities
Net income	$1,258	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	290	218
Depreciation, amortization, and accretion	383	397
Share-based compensation expense	95	53
Deferred income tax benefit	(203)	(173)
Net gains on sales of securities	(15)	58
Net change in:
Trading account assets	(263)	(428)
Loans held for sale	289	(226)
Other assets	(1,132)	(210)
Short-term borrowings	191	403
Other liabilities	847	(81)
Other, net	(93)	(17)
Net cash provided by operating activities	1,647	1,067
Investing activities
Change in interest-earning deposits with banks	50	185
Proceeds from:
Maturities and calls of available-for-sale securities	9,137	2,694
Maturities and calls of held-to-maturity securities	882	925
Maturities and calls of other securities	419	65
Sales of available-for-sale securities	4,538	850
Sales of other securities	17	—
Purchases of available-for-sale securities	(13,917)	(3,907)
Purchases of held-to-maturity securities	—	(515)
Purchases of other securities	(553)	(120)
Net proceeds from sales of loans and leases	335	161
Principal payments received under direct finance leases	972	740
Net loan and lease activity, excluding sales and purchases	(4,848)	(5,861)
Purchases of premises and equipment	(220)	(108)
Purchases of loans and leases	(302)	(317)
Net accrued income and other receivables activity	(4)	532
Net cash and cash equivalents received from business combinations	1,680	—
Other, net	24	31
Net cash used in investing activities	(1,790)	(4,645)
Financing activities
Increase in deposits	2,326	932
Net change in short-term borrowings	182	(138)
Net proceeds from issuance of long-term debt	6,914	2,001
Repayment of long-term debt	(6,151)	(1,136)
Dividends paid on preferred stock	(84)	(54)
Dividends paid on common stock	(564)	(453)
Repurchases of common stock	(309)	—
Other, net	(67)	(62)
Net cash provided by financing activities	2,247	1,090
Increase (decrease) in cash and cash equivalents	2,104	(2,488)
Cash and cash equivalents at beginning of period (1)	13,495	12,847
Cash and cash equivalents at end of period (1)	$15,599	$10,359
2026 2Q Form 10-Q    47

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (continued) (Unaudited)

	Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025
Supplemental disclosures:
Interest paid	$2,496	$2,122
Income taxes paid	95	159
Non-cash activities
Loans transferred to held-for-sale from portfolio	983	168
Loans transferred to portfolio from held-for-sale	36	11
Business combination:
Fair value of tangible assets acquired	50,341	—
Goodwill and other intangible assets	4,502	—
Fair value of liabilities assumed	46,508	—
Common stock and equity-based awards issued	8,185	—
Preferred stock issued	150	—
(1)Includes cash and due from banks and interest-earning deposits at the FRB, included within Interest-earning deposits with banks on our Unaudited
Consolidated Balance Sheets.
See Notes to Unaudited Consolidated Financial Statements
48    Huntington Bancshares Incorporated

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
2026 2Q Form 10-Q    49

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
The acquisition of Veritex constituted a business combination in accordance with ASC Topic 805, Business
Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from Veritex are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. As of June 30,
2026, management completed its review of information related to events or circumstances existing as of the acquisition date.
Allocation of Purchase Consideration
The following table provides the allocation of the purchase consideration to the assets acquired and liabilities assumed from Veritex as of October 20, 2025.

(dollar amounts in millions)	Fair Value
Purchase consideration
Fair value of common stock issued	$1,659
Fair value of equity-based awards	23
Cash	2
Total consideration	1,684
Assets acquired
Cash and due from banks	19
Interest-earning deposits with banks	943
Available-for-sale securities	1,274
Other securities	76
Loans held for sale	83
Loans and leases	9,300
Allowance for loan and lease losses	(143)
Net loans and leases	9,157
Bank-owned life insurance	87
Premises and equipment	135
Servicing rights and other intangible assets	105
Other assets	147
Total assets acquired	12,026
Liabilities assumed
Deposits	10,516
Long-term debt	159
Other liabilities	117
Total liabilities assumed	10,792
Fair value of net assets acquired	1,234
Goodwill	$450
50    Huntington Bancshares Incorporated

In connection with the Veritex acquisition, Huntington recorded goodwill of $450 million, none of which is anticipated to be deductible for tax purposes. The goodwill is primarily attributable to expected synergies, operational efficiencies, and other factors to arise from the transaction. See Note 8 - “Goodwill and Other Intangible
Assets” to the Consolidated Financial Statements appearing in Huntington’s 2025 Annual Report on Form 10-K for
information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets.
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
The acquisition of Cadence constituted a business combination in accordance with ASC Topic 805, Business
Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from Cadence are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. The purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans, certain other assets, and the core deposit intangible asset.
2026 2Q Form 10-Q    51

Preliminary Allocation of Purchase Consideration
The following table provides the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed from Cadence as of February 1, 2026.

(dollar amounts in millions)	Fair Value
Purchase consideration
Fair value of common stock issued	$8,068
Fair value of equity-based awards	117
Fair value of preferred stock issued	150
Total consideration	8,335
Assets acquired
Cash and due from banks	490
Interest-earning deposits with banks	1,368
Available-for-sale securities	8,964
Other securities	259
Loans held for sale	151
Loans and leases	36,912
Allowance for loan and lease losses	(567)
Net loans and leases	36,345
Bank-owned life insurance	768
Premises and equipment	738
Servicing rights and other intangible assets	1,005
Other assets	1,258
Total assets acquired	51,346
Liabilities assumed
Deposits	43,530
Short-term borrowings	1,553
Long-term debt	945
Other liabilities	480
Total liabilities assumed	46,508
Preliminary fair value of net assets acquired	4,838
Preliminary goodwill	$3,497
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
Securities: Fair values for securities were based on quoted market prices or recent transactions, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.
52    Huntington Bancshares Incorporated

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
CDI: Huntington recorded a CDI of $855 million as of the acquisition date, which represents the low cost of funding that acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are expected to be received.
Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
2026 2Q Form 10-Q    53

Pro Forma Financial Information (Unaudited)
Huntington's operating results for the three and six months ended June 30, 2026 include the operating results of the acquired assets and assumed liabilities of Veritex subsequent to the acquisition on October 20, 2025 and
Cadence subsequent to the acquisition on February 1, 2026. Due to the streamlining and integration of certain operating activities into those of Huntington post-acquisition, historical reporting for the former Veritex and
Cadence operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before income taxes are impracticable for the periods subsequent to the acquisitions.
The following table presents unaudited pro forma combined information as if the acquisitions of Veritex and
Cadence had occurred on January 1, 2025 under the “Unaudited Pro Forma Combined Results” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the net discount associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired interest-bearing deposits and long-term debt, and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2025. Pro forma combined results for the three and six months ended June 30, 2026 include $152 million and $473 million, respectively, of acquisition-related expenses attributable to the acquisitions, which primarily included, but were not limited to, severance costs, professional services, and data processing fees.
Pro forma combined results also include adjustments for the elimination of Veritex’s and Cadence’s intangible amortization expense and Cadence’s interest income and interest expense related to premium amortization/
discount accretion from prior acquisitions, and the related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired Veritex and Cadence on January 1, 2025. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma combined amounts.

	Unaudited Pro Forma Combined Results
	Three months ended		Six months ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest income	$2,044	$1,969	$4,077	$3,881
Noninterest income	785	584	1,524	1,179
Net income attributable to Huntington	726	677	1,200	1,341
54    Huntington Bancshares Incorporated

4. INVESTMENT AND OTHER SECURITIES
Debt securities are classified as held-to-maturity when Huntington has the intent and ability to hold the securities to their maturity. All other debt and equity securities are classified as either available-for-sale or other securities. The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category.

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At June 30, 2026
Available-for-sale securities:
U.S. Treasury	$8,799	$3	$(25)	$8,777
Federal agencies:
Residential MBS	13,377	3	(1,425)	11,955
Residential CMO	6,660	13	(340)	6,333
Commercial MBS	3,232	1	(666)	2,567
Other agencies	477	—	(3)	474
Total U.S. Treasury, federal agency, and other agency securities	32,545	20	(2,459)	30,106
Municipal securities	4,752	5	(108)	4,649
Corporate debt	186	—	(17)	169
Asset-backed securities	186	—	(7)	179
Private-label CMO	100	—	(7)	93
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$37,779	$25	$(2,598)	$35,206

Held-to-maturity securities:
U.S. Treasury	$2,117	$2	$(8)	$2,111
Federal agencies:
Residential MBS	7,350	—	(964)	6,386
Residential CMO	3,665	—	(548)	3,117
Commercial MBS	1,213	—	(187)	1,026
Other agencies	38	—	(2)	36
Total U.S. Treasury, federal agency, and other agency securities	14,383	2	(1,709)	12,676
Municipal securities	1	—	—	1
Total held-to-maturity securities	$14,384	$2	$(1,709)	$12,677

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$882	$—	$—	$882
FHLB stock	367	—	—	367
Other non-marketable equity securities	61	—	—	61
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	33	10	—	43
Total other securities	$1,373	$10	$—	$1,383
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited
Consolidated Balance Sheets. At June 30, 2026, accrued interest receivable on AFS securities and HTM securities totaled $140 million and $42 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $222 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2026 2Q Form 10-Q    55

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At December 31, 2025
Available-for-sale securities:
U.S. Treasury	$4,590	$45	$—	$4,635
Federal agencies:
Residential MBS	11,031	3	(1,365)	9,669
Residential CMO	5,496	9	(308)	5,197
Commercial MBS	2,488	—	(657)	1,831
Other agencies	153	—	(3)	150
Total U.S. Treasury, federal agency, and other agency securities	23,758	57	(2,333)	21,482
Municipal securities	4,215	9	(81)	4,143
Corporate debt	193	—	(15)	178
Asset-backed securities	229	—	(8)	221
Private-label CMO	105	—	(7)	98
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$28,510	$66	$(2,444)	$26,132

Held-to-maturity securities:
U.S. Treasury	$2,349	$19	$—	$2,368
Federal agencies:
Residential MBS	7,718	1	(941)	6,778
Residential CMO	3,865	5	(520)	3,350
Commercial MBS	1,278	—	(184)	1,094
Other agencies	47	—	(2)	45
Total U.S. Treasury, federal agency, and other agency securities	15,257	25	(1,647)	13,635
Municipal securities	1	—	—	1
Total held-to-maturity securities	$15,258	$25	$(1,647)	$13,636

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$616	$—	$—	$616
FHLB stock	288	—	—	288
Other non-marketable equity securities	48	—	—	48
Other securities, at fair value:
Mutual funds	30	—	—	30
Equity securities	12	—	—	12
Total other securities	$994	$—	$—	$994
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
56    Huntington Bancshares Incorporated

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At June 30, 2026		At December 31, 2025
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$5,114	$5,107	$1,369	$1,365
After 1 year through 5 years	7,140	7,069	5,581	5,595
After 5 years through 10 years	2,222	2,088	1,899	1,784
After 10 years	23,303	20,942	19,661	17,388
Total available-for-sale securities	$37,779	$35,206	$28,510	$26,132

Held-to-maturity securities:
Under 1 year	$551	$552	$603	$604
After 1 year through 5 years	1,587	1,580	1,773	1,791
After 5 years through 10 years	129	119	144	134
After 10 years	12,117	10,426	12,738	11,107
Total held-to-maturity securities	$14,384	$12,677	$15,258	$13,636
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2026
Available-for-sale securities:
U.S. Treasury	$5,724	$(25)	$—	$—	$5,724	$(25)
Federal agencies:
Residential MBS	2,945	(34)	8,645	(1,391)	11,590	(1,425)
Residential CMO	1,754	(9)	2,335	(331)	4,089	(340)
Commercial MBS	637	(5)	1,767	(661)	2,404	(666)
Other agencies	370	(1)	73	(2)	443	(3)
Total U.S. Treasury, federal agency, and other agency securities	11,430	(74)	12,820	(2,385)	24,250	(2,459)
Municipal securities	1,433	(22)	2,122	(86)	3,555	(108)
Corporate debt	—	—	169	(17)	169	(17)
Asset-backed securities	—	—	176	(7)	176	(7)
Private-label CMO	3	—	70	(7)	73	(7)
Total temporarily impaired available-for-sale securities	$12,866	$(96)	$15,357	$(2,502)	$28,223	$(2,598)

Held-to-maturity securities:
U.S. Treasury	$1,230	$(8)	$—	$—	$1,230	$(8)
Federal agencies:
Residential MBS	73	(1)	6,282	(963)	6,355	(964)
Residential CMO	233	(1)	2,765	(547)	2,998	(548)
Commercial MBS	—	—	1,027	(187)	1,027	(187)
Other agencies	—	—	36	(2)	36	(2)
Total U.S. Treasury, federal agency, and other agency securities	1,536	(10)	10,110	(1,699)	11,646	(1,709)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$1,536	$(10)	$10,111	$(1,699)	$11,647	$(1,709)
2026 2Q Form 10-Q    57

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2025
Available-for-sale securities:
U.S. Treasury	$—	$—	$439	$—	$439	$—
Federal agencies:
Residential MBS	55	—	9,185	(1,365)	9,240	(1,365)
Residential CMO	51	—	2,665	(308)	2,716	(308)
Commercial MBS	23	—	1,782	(657)	1,805	(657)
Other agencies	15	—	74	(3)	89	(3)
Total U.S. Treasury, federal agency, and other agency securities	144	—	14,145	(2,333)	14,289	(2,333)
Municipal securities	1,043	(14)	1,892	(67)	2,935	(81)
Corporate debt	2	—	176	(15)	178	(15)
Asset-backed securities	9	—	207	(8)	216	(8)
Private-label CMO	—	—	79	(7)	79	(7)
Total temporarily impaired available-for-sale securities	$1,198	$(14)	$16,499	$(2,430)	$17,697	$(2,444)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$289	$—	$289	$—
Federal agencies:
Residential MBS	—	—	6,694	(941)	6,694	(941)
Residential CMO	48	—	2,956	(520)	3,004	(520)
Commercial MBS	—	—	1,094	(184)	1,094	(184)
Other agencies	—	—	45	(2)	45	(2)
Total U.S. Treasury, federal agency, and other agency securities	48	—	11,078	(1,647)	11,126	(1,647)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$48	$—	$11,079	$(1,647)	$11,127	$(1,647)
At June 30, 2026, substantially all HTM debt securities are comprised of securities issued by government-
sponsored entities or are explicitly guaranteed by the U.S. government. In addition, there were no HTM debt securities considered past due at June 30, 2026. Based on an evaluation of available information as of June 30, 2026, including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, Huntington does not expect to incur credit losses on any security held in its AFS and HTM debt securities portfolio. There was no allowance related to securities as of June 30,
2026 or December 31, 2025.
The carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and to support borrowing capacity, totaled $37.6 billion at June 30, 2026 and $29.7 billion at December 31, 2025.
58    Huntington Bancshares Incorporated

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Commercial loan and lease portfolio:
Commercial and industrial	$91,378	$69,442
Commercial real estate	23,457	15,209
Lease financing	5,714	5,727
Total commercial loan and lease portfolio	120,549	90,378
Consumer loan portfolio:
Residential mortgage	33,221	24,777
Automobile	15,460	16,168
Home equity	11,884	10,395
RV and marine	5,706	5,682
Other consumer	2,602	2,242
Total consumer loan portfolio	68,873	59,264
Total loans and leases (1)(2)	189,422	149,642
Allowance for loan and lease losses	(3,249)	(2,537)
Net loans and leases	$186,173	$147,105
(1)Loans and leases are reported at principal amount outstanding, including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of
$1.5 billion and $815 million at June 30, 2026 and December 31, 2025, respectively.
(2)The total amount of accrued interest recorded for loans and leases at June 30, 2026 was $528 million and $298 million of commercial and consumer loan and lease portfolios, respectively, and at December 31, 2025 was $358 million and $253 million of commercial and consumer loan and lease portfolios, respectively. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Lease payments receivable	$5,319	$5,379
Estimated residual value of leased assets	1,034	1,011
Gross investment in lease financing receivables	6,353	6,390
Deferred origination costs	60	58
Deferred fees, unearned income, and other	(699)	(721)
Total lease financing receivables	$5,714	$5,727
The carrying value of residual values guaranteed was $418 million and $419 million as of June 30, 2026 and
December 31, 2025, respectively. The future lease rental payments due from customers on direct financing leases at
June 30, 2026 totaled $5.3 billion and were due as follows: $887 million in 2026, $1.0 billion in 2027, $976 million in
2028, $888 million in 2029, $676 million in 2030, and $862 million thereafter. Interest income recognized for these types of leases was $101 million and $92 million for the three-month periods ended June 30, 2026 and 2025, respectively. For the six-month periods ended June 30, 2026 and 2025, interest income recognized for these types of leases was $200 million and $181 million, respectively.
2026 2Q Form 10-Q    59

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by loan class.

	At June 30, 2026		At December 31, 2025
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$196	$986	$76	$562
Commercial real estate	27	243	81	133
Lease financing	2	8	4	8
Residential mortgage	4	223	5	107
Automobile	—	7	—	6
Home equity	—	120	—	113
RV and marine	—	2	—	2
Total nonaccrual loans and leases	$229	$1,589	$166	$931
The following table presents an aging analysis of loans and leases, by loan class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At June 30, 2026
Commercial and industrial	$257	$99	$623	$979	$90,399	$—	$91,378	$2	(2)
Commercial real estate	123	22	167	312	23,145	—	23,457	—
Lease financing	31	9	8	48	5,666	—	5,714	6
Residential mortgage	454	156	559	1,169	31,888	164	33,221	391	(3)
Automobile	124	34	16	174	15,286	—	15,460	12
Home equity	92	42	106	240	11,644	—	11,884	24
RV and marine	20	10	4	34	5,672	—	5,706	3
Other consumer	22	9	5	36	2,566	—	2,602	5
Total loans and leases	$1,123	$381	$1,488	$2,992	$186,266	$164	$189,422	$443
At December 31, 2025
Commercial and industrial	$144	$78	$332	$554	$68,888	$—	$69,442	$1	(2)
Commercial real estate	31	2	101	134	15,075	—	15,209	—
Lease financing	30	32	10	72	5,655	—	5,727	9
Residential mortgage	239	100	305	644	23,966	167	24,777	232	(3)
Automobile	132	33	18	183	15,985	—	16,168	14
Home equity	60	30	89	179	10,216	—	10,395	16
RV and marine	25	10	5	40	5,642	—	5,682	4
Other consumer	18	6	7	31	2,211	—	2,242	6
Total loans and leases	$679	$291	$867	$1,837	$147,638	$167	$149,642	$282
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
60    Huntington Bancshares Incorporated

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$14,429	$17,461	$9,093	$5,246	$4,815	$5,585	$30,359	$12	$87,000
OLEM	120	207	142	86	69	66	303	—	993
Substandard	395	481	606	434	332	381	756	—	3,385
Total Commercial and industrial	$14,944	$18,149	$9,841	$5,766	$5,216	$6,032	$31,418	$12	$91,378
Commercial real estate
Credit Quality Indicator:
Pass	$2,516	$5,939	$2,859	$1,296	$2,834	$4,317	$1,242	$—	$21,003
OLEM	189	177	60	39	279	178	1	—	923
Substandard	290	268	113	141	358	356	5	—	1,531
Total Commercial real estate	$2,995	$6,384	$3,032	$1,476	$3,471	$4,851	$1,248	$—	$23,457
Lease financing
Credit Quality Indicator:
Pass	$805	$1,900	$1,398	$940	$266	$369	$—	$—	$5,678
OLEM	—	—	2	—	—	—	—	—	2
Substandard	—	2	6	7	5	14	—	—	34
Total Lease financing	$805	$1,902	$1,406	$947	$271	$383	$—	$—	$5,714
Residential mortgage
Credit Quality Indicator:
750+	$1,499	$2,818	$2,350	$2,518	$4,291	$11,405	$21	$—	$24,902
650-749	580	1,007	759	669	1,147	2,609	—	—	6,771
<650	31	110	124	110	178	831	—	—	1,384
Total Residential mortgage	$2,110	$3,935	$3,233	$3,297	$5,616	$14,845	$21	$—	$33,057
Automobile
Credit Quality Indicator:
750+	$1,689	$3,175	$2,156	$781	$522	$283	$—	$—	$8,606
650-749	1,020	2,355	1,185	395	251	137	—	—	5,343
<650	134	581	379	180	137	100	—	—	1,511
Total Automobile	$2,843	$6,111	$3,720	$1,356	$910	$520	$—	$—	$15,460
Home equity
Credit Quality Indicator:
750+	$78	$195	$159	$236	$321	$867	$5,838	$234	$7,928
650-749	24	49	45	61	52	138	2,655	209	3,233
<650	—	2	8	14	12	44	498	145	723
Total Home equity	$102	$246	$212	$311	$385	$1,049	$8,991	$588	$11,884
RV and marine
Credit Quality Indicator:
750+	$547	$609	$632	$620	$603	$1,320	$—	$—	$4,331
650-749	120	166	173	191	152	378	—	—	1,180
<650	1	8	22	33	29	102	—	—	195
Total RV and marine	$668	$783	$827	$844	$784	$1,800	$—	$—	$5,706
Other consumer
Credit Quality Indicator:
750+	$249	$303	$149	$46	$22	$62	$676	$2	$1,509
650-749	103	159	74	25	8	15	539	10	933
<650	6	23	17	8	5	6	78	17	160
Total Other consumer	$358	$485	$240	$79	$35	$83	$1,293	$29	$2,602
2026 2Q Form 10-Q    61

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$19,465	$8,750	$4,561	$4,189	$1,601	$2,181	$25,228	$7	$65,982
OLEM	222	226	92	106	14	17	272	—	949
Substandard	513	406	326	285	137	127	717	—	2,511
Total Commercial and industrial	$20,200	$9,382	$4,979	$4,580	$1,752	$2,325	$26,217	$7	$69,442
Commercial real estate
Credit Quality Indicator:
Pass	$3,257	$1,813	$761	$2,491	$1,358	$2,429	$876	$—	$12,985
OLEM	58	47	89	398	275	108	—	—	975
Substandard	178	87	125	366	197	289	7	—	1,249
Total Commercial real estate	$3,493	$1,947	$975	$3,255	$1,830	$2,826	$883	$—	$15,209
Lease financing
Credit Quality Indicator:
Pass	$1,854	$1,506	$1,091	$547	$356	$303	$—	$—	$5,657
OLEM	—	7	10	2	3	9	—	—	31
Substandard	3	6	11	13	2	4	—	—	39
Total Lease financing	$1,857	$1,519	$1,112	$562	$361	$316	$—	$—	$5,727
Residential mortgage
Credit Quality Indicator:
750+	$1,515	$1,785	$2,028	$3,755	$5,331	$5,006	$—	$—	$19,420
650-749	638	441	397	638	727	1,076	—	—	3,917
<650	88	113	100	165	155	652	—	—	1,273
Total Residential mortgage	$2,241	$2,339	$2,525	$4,558	$6,213	$6,734	$—	$—	$24,610
Automobile
Credit Quality Indicator:
750+	$4,019	$2,692	$1,036	$754	$424	$107	$—	$—	$9,032
650-749	2,879	1,576	544	369	199	53	—	—	5,620
<650	523	428	217	184	123	41	—	—	1,516
Total Automobile	$7,421	$4,696	$1,797	$1,307	$746	$201	$—	$—	$16,168
Home equity
Credit Quality Indicator:
750+	$185	$164	$249	$321	$376	$542	$4,909	$228	$6,974
650-749	56	51	72	62	43	102	2,100	217	2,703
<650	3	8	14	29	7	41	474	142	718
Total Home equity	$244	$223	$335	$412	$426	$685	$7,483	$587	$10,395
RV and marine
Credit Quality Indicator:
750+	$709	$716	$709	$676	$586	$914	$—	$—	$4,310
650-749	172	204	209	164	164	264	—	—	1,177
<650	5	19	32	29	37	73	—	—	195
Total RV and marine	$886	$939	$950	$869	$787	$1,251	$—	$—	$5,682
Other consumer
Credit Quality Indicator:
750+	$388	$176	$52	$25	$11	$45	$619	$9	$1,325
650-749	172	87	29	9	3	10	485	4	799
<650	14	15	8	4	1	2	66	8	118
Total Other consumer	$574	$278	$89	$38	$15	$57	$1,170	$21	$2,242
62    Huntington Bancshares Incorporated

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2026	2025	2024	2023	2022	Prior			Total
Three months ended June 30, 2026
Commercial and industrial	$3	$6	$7	$10	$9	$36	$37	$1	$109
Commercial real estate	—	—	—	1	3	1	1	—	6
Lease financing	—	—	—	—	1	—	—	—	1
Residential mortgage	—	1	1	—	1	—	—	—	3
Automobile	—	10	6	3	2	1	—	—	22
Home equity	—	—	—	—	—	—	1	2	3
RV and marine	—	1	1	2	2	4	—	—	10
Other consumer	5	8	4	2	2	4	—	12	37
Total	$8	$26	$19	$18	$20	$46	$39	$15	$191
Six months ended June 30, 2026
Commercial and industrial	$4	$18	$13	$17	$11	$85	$52	$1	$201
Commercial real estate	—	—	—	1	4	5	1	—	11
Lease financing	—	—	—	—	1	1	—	—	2
Residential mortgage	—	1	1	—	1	1	—	—	4
Automobile	—	19	12	7	5	4	—	—	47
Home equity	—	—	—	—	—	—	1	3	4
RV and marine	—	1	2	4	3	9	—	—	19
Other consumer	6	17	10	5	3	8	2	25	76
Total	$10	$56	$38	$34	$28	$113	$56	$29	$364

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Three months ended June 30, 2025
Commercial and industrial	$2	$5	$16	$10	$2	$4	$9	$1	$49
Commercial real estate	2	—	—	—	—	—	1	—	3
Lease financing	—	—	—	1	1	2	—	—	4
Residential mortgage	—	—	—	—	—	1	—	—	1
Automobile	—	5	4	3	3	1	—	—	16
Home equity	—	—	—	—	—	—	—	1	1
RV and marine	—	1	2	2	1	3	—	—	9
Other consumer	3	5	4	2	1	3	—	10	28
Total	$7	$16	$26	$18	$8	$14	$10	$12	$111
Six months ended June 30, 2025
Commercial and industrial	$2	$11	$24	$43	$5	$13	$18	$2	$118
Commercial real estate	2	—	—	—	1	—	1	—	4
Lease financing	—	1	1	3	1	2	—	—	8
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	—	10	9	9	6	2	—	—	36
Home equity	—	—	—	—	—	—	1	2	3
RV and marine	—	1	4	3	3	7	—	—	18
Other consumer	4	11	9	4	2	6	—	19	55
Total	$8	$34	$47	$62	$18	$32	$20	$23	$244
2026 2Q Form 10-Q    63

Modifications to Debtors Experiencing Financial Difficulty
See Note 5 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2025
Annual Report on Form 10-K for a description of reported modification types and the impact on credit quality of borrowers experiencing financial difficulty.
The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification.

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended June 30, 2026
Commercial and industrial	$42	$152	$—	$35	$229	0.25%
Commercial real estate	6	259	—	2	267	1.14
Residential mortgage	—	19	4	3	26	0.08
Automobile	—	4	—	—	4	0.03
Home equity	—	2	—	2	4	0.03
Other consumer	1	—	—	—	1	0.04
Total loans to borrowers experiencing financial difficulty to which modifications were made	$49	$436	$4	$42	$531	0.28%
Three months ended June 30, 2025
Commercial and industrial	$44	$158	$—	$1	$203	0.33%
Commercial real estate	—	69	—	—	69	0.64
Residential mortgage	—	12	3	2	17	0.07
Automobile	—	1	—	—	1	0.01
Home equity	—	2	—	2	4	0.04
Total loans to borrowers experiencing financial difficulty to which modifications were made	$44	$242	$3	$5	$294	0.22%
Six months ended June 30, 2026
Commercial and industrial	$67	$212	$—	$90	$369	0.40%
Commercial real estate	6	299	—	2	307	1.31
Residential mortgage	—	23	5	3	31	0.09
Automobile	—	7	—	1	8	0.05
Home equity	—	4	—	3	7	0.06
Other consumer	1	—	—	—	1	0.04
Total loans to borrowers experiencing financial difficulty in which modifications were made	$74	$545	$5	$99	$723	0.38%
Six months ended June 30, 2025
Commercial and industrial	$91	$289	$—	$5	$385	0.63%
Commercial real estate	—	140	—	—	140	1.31
Residential mortgage	—	24	11	3	38	0.15
Automobile	—	3	—	—	3	0.02
Home equity	—	4	—	4	8	0.08
Other consumer	1	—	—	—	1	0.05
Total loans to borrowers experiencing financial difficulty in which modifications were made	$92	$460	$11	$12	$575	0.43%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
64    Huntington Bancshares Incorporated

The following table summarizes the weighted-average financial effects of loan modifications made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended June 30, 2026
Commercial and industrial	8.06%	7.00%	0.8
Commercial real estate			0.9
Residential mortgage			7.1
Three months ended June 30, 2025
Commercial and industrial	8.80%	6.38%	0.6
Commercial real estate			0.8
Residential mortgage			7.1
Six months ended June 30, 2026
Commercial and industrial	9.31%	7.14%	0.9
Commercial real estate			0.9
Residential mortgage			7.2
Six months ended June 30, 2025
Commercial and industrial	8.32%	7.00%	0.9
Commercial real estate			1.0
Residential mortgage			6.5
(1) Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
2026 2Q Form 10-Q    65

The performance of loans made to borrowers experiencing financial difficulty to which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At June 30, 2026
Commercial and industrial	$8	$39	$15	$62	$394	$456
Commercial real estate	7	2	34	43	319	362
Residential mortgage	7	5	10	22	25	47
Automobile	2	—	—	2	11	13
Home equity	1	1	3	5	10	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended June 30, 2026	$25	$47	$62	$134	$761	$895
At June 30, 2025
Commercial and industrial	$2	$1	$5	$8	$534	$542
Commercial real estate	—	—	23	23	211	234
Residential mortgage	11	6	17	34	35	69
Automobile	1	—	—	1	7	8
Home equity	1	1	1	3	12	15
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	2	2
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended June 30, 2025	$15	$8	$46	$69	$802	$871
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the
FHLB. As of June 30, 2026 and December 31, 2025, loans and leases totaling $143.9 billion and $114.2 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
66    Huntington Bancshares Incorporated

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended June 30, 2026
ALLL balance, beginning of period	$2,305	$938	$3,243
Loan and lease charge-offs	(116)	(75)	(191)
Recoveries of loans and leases previously charged-off	50	22	72
Provision for loan and lease losses	100	25	125
ALLL balance, end of period	$2,339	$910	$3,249
AULC balance, beginning of period	$98	$27	$125
Provision (benefit) for unfunded lending commitments	4	3	7
AULC balance, end of period	$102	$30	$132
ACL balance, end of period	$2,441	$940	$3,381
Three months ended June 30, 2025
ALLL balance, beginning of period	$1,520	$743	$2,263
Loan and lease charge-offs	(56)	(55)	(111)
Recoveries of loans and leases previously charged-off	25	20	45
Provision for loan and lease losses	59	75	134
ALLL balance, end of period	$1,548	$783	$2,331
AULC balance, beginning of period	$158	$57	$215
Provision (benefit) for unfunded lending commitments	(34)	3	(31)
AULC balance, end of period	$124	$60	$184
ACL balance, end of period	$1,672	$843	$2,515
Six months ended June 30, 2026
ALLL balance, beginning of period	$1,731	$806	$2,537
Loan and lease charge-offs (1)	(214)	(150)	(364)
Recoveries of loans and leases previously charged-off	92	42	134
Provision for loan and lease losses	292	83	375
Allowance on PCD loans and leases at acquisition	268	54	322
Allowance on purchased seasoned loans and leases at acquisition	170	75	245
ALLL balance, end of period	$2,339	$910	$3,249
AULC balance, beginning of period	$145	$61	$206
Provision (benefit) for unfunded lending commitments	(46)	(39)	(85)
Allowance for unfunded lending commitments at acquisition	3	8	11
AULC balance, end of period	$102	$30	$132
ACL balance, end of period	$2,441	$940	$3,381
Six months ended June 30, 2025
ALLL balance, beginning of period	$1,484	$760	$2,244
Loan and lease charge-offs	(130)	(114)	(244)
Recoveries of loans and leases previously charged-off	55	37	92
Provision for loan and lease losses	139	100	239
ALLL balance, end of period	$1,548	$783	$2,331
AULC balance, beginning of period	$144	$58	$202
Provision (benefit) for unfunded lending commitments	(20)	2	(18)
AULC balance, end of period	$124	$60	$184
ACL balance, end of period	$1,672	$843	$2,515
(1)Includes charge-offs of $23 million on certain commercial loans previously charged off by Cadence, which were written up to the unpaid principal balance at acquisition and then immediately charged off by Huntington as required by purchase accounting.
2026 2Q Form 10-Q    67

At June 30, 2026, the ACL was $3.4 billion, a $638 million increase compared to December 31, 2025. The increase in the ACL was driven by the ACL recorded for loans acquired in the Cadence transaction in addition to organic loan and lease growth. The ACL coverage ratio at June 30, 2026 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
The commercial ACL was $2.4 billion at June 30, 2026, a $565 million increase compared to December 31, 2025, with the increase driven by $438 million of ALLL recorded for commercial loans acquired in the Cadence transaction, as well as organic growth in commercial loans and leases during the first six months of 2026. The consumer ACL was
$940 million at June 30, 2026, an increase of $73 million from December 31, 2025, with the increase due primarily to
$129 million of ALLL recorded for consumer loans acquired in the Cadence transaction.
For purposes of determining the ACL at June 30, 2026, we utilized a baseline economic scenario that assumes the labor market has softened, with the unemployment rate peaking at 4.6% in the fourth quarter of 2026 and expected to remain elevated at 4.6% in the first half of 2027. The Federal Reserve projected to continue the current cycle of rate cuts, but cuts are expected later in 2026 and 2027, with the federal funds rate projected to return to 3%
by 2028. Inflation is forecasted to remain above the Federal Reserve’s target level of 2%, with inflation still at or near
3% by the end of 2026. Forecasted GDP growth moderated in the first quarter, with growth projected at approximately 2.2% in 2026 before easing below 2% in 2027.
The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate industry, recent inflation levels, the U.S. labor market, the expected path of interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world.
Given the uncertainty associated with key economic scenario assumptions, the June 30, 2026 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Residential mortgage loans sold with servicing retained	$2,045	$1,168	$3,354	$2,177
Pretax gains resulting from above loan sales (1)	49	23	77	42
Total servicing, late, and other ancillary fees (1)	34	26	67	53
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended			Six Months Ended
(dollar amounts in millions)	June 30, 2026		June 30, 2025	June 30, 2026	June 30, 2025
Fair value, beginning of period	$735		$564	$593	$573
Servicing assets obtained in acquisition	—	` `	—	140	—
New servicing assets created	40		20	68	40
Change in fair value during the period due to:
Time decay (1)	(9)		(7)	(16)	(14)
Payoffs (2)	(15)		(10)	(29)	(17)
Changes in valuation inputs or assumptions (3)	1		—	(4)	(15)
Fair value, end of period	$752		$567	$752	$567
Related loans serviced for third parties, unpaid principal balance, end of period	$43,419		$33,925	$43,419	$33,925
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
68    Huntington Bancshares Incorporated

The following table summarizes key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At June 30, 2026				At December 31, 2025
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.16%		$(21)	$(40)	8.09%		$(17)	$(33)
Spread over forward interest rate swap rates	544	bps	(17)	(34)	538	bps	(14)	(27)
8. GOODWILL AND OTHER INTANGIBLE ASSETS
In conjunction with the Cadence acquisition, Huntington recorded $3.5 billion of goodwill and $855 million of core deposit intangible assets, which is included in servicing rights and other intangible assets on the Unaudited
Consolidated Balance Sheets. For additional information on the Cadence acquisition, see Note 3 - “Business
Combinations” of the Notes to Unaudited Consolidated Financial Statements.
A rollforward of goodwill by business segment for which goodwill is allocated is presented in the table below.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Huntington Consolidated
Balance, December 31, 2025	$3,855	$2,142	$5,997
Cadence acquisition (1)	2,597	900	3,497
Other activity	—	33	33
Balance, June 30, 2026	$6,452	$3,075	$9,527
(1) On February 1, 2026, Huntington completed the acquisition of Cadence. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition.
Huntington’s other intangible assets consisted of the following:

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
At June 30, 2026
Core deposit intangible	$1,328	$(427)	$901
Other intangible assets	76	(62)	14
Total other intangible assets	$1,404	$(489)	$915
At December 31, 2025
Core deposit intangible	$473	$(335)	$138
Other intangible assets	66	(59)	7
Total other intangible assets	$539	$(394)	$145
9. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Securities sold under agreements to repurchase	$—	$22
FHLB advances	2,700	1,000
Other borrowings	411	239
Total short-term borrowings	$3,111	$1,261
The carrying value of assets pledged as collateral against repurchase agreements totaled $40 million as of
December 31, 2025. There were no assets pledged as collateral against repurchase agreements as of June 30, 2026.
Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the
Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
2026 2Q Form 10-Q    69

The following table summarizes the composition of Huntington’s long-term debt.

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
The Parent Company:
Senior Notes	$6,407	$5,514
Subordinated Notes	2,085	1,510
Total notes issued by the Parent Company	8,492	7,024
The Bank:
Senior Notes	3,174	3,192
Subordinated Notes	236	233
Total notes issued by the Bank	3,410	3,425
FHLB Advances	4,653	4,514
Credit linked notes (1)	1,250	1,161
Auto loan securitization trust (2)	428	600
Other	505	497
Total long-term debt	$18,738	$17,221
(1)As of June 30, 2026, the weighted average contractual interest rate on the CLNs was 5.53%. Huntington has elected the fair value option for these notes.
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
70    Huntington Bancshares Incorporated

10. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of Huntington’s OCI.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended June 30, 2026
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(51)	$13	$(38)
Reclassification adjustment for realized net losses included in net income	3	(1)	2
Total unrealized losses on available-for-sale securities, net of hedges	(48)	12	(36)
Unrealized losses on cash flow hedges during the period	(158)	37	(121)
Reclassification adjustment for cash flow hedges included in net income	4	(1)	3
Net change related to cash flow hedges on loans	(154)	36	(118)
Translation adjustments, net of hedges (1)	(2)	1	(1)
Change in accumulated unrealized gains for pension and other post-retirement obligations	2	(1)	1
Other comprehensive loss	$(202)	$48	$(154)
Three months ended June 30, 2025
Unrealized gains on available-for-sale securities during the period, net of hedges	$65	$(17)	$48
Reclassification adjustment for realized net losses included in net income	65	(16)	49
Total unrealized gains on available-for-sale securities, net of hedges	130	(33)	97
Unrealized gains on cash flow hedges during the period	99	(24)	75
Reclassification adjustment for cash flow hedges included in net income	11	(3)	8
Net change related to cash flow hedges on loans	110	(27)	83
Translation adjustments, net of hedges (1)	8	(2)	6
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income	$249	$(62)	$187
Six months ended June 30, 2026
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(125)	$30	$(95)
Reclassification adjustment for realized net gains included in net income	(22)	5	(17)
Total unrealized losses on available-for-sale securities, net of hedges	(147)	35	(112)
Unrealized losses on cash flow hedges during the period	(264)	62	(202)
Reclassification adjustment for cash flow hedges included in net income	10	(2)	8
Net change related to cash flow hedges on loans	(254)	60	(194)
Translation adjustments, net of hedges (1)	(3)	2	(1)
Change in accumulated unrealized gains for pension and other post-retirement obligations	4	(2)	2
Other comprehensive loss	$(400)	$95	$(305)
Six months ended June 30, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$394	$(93)	$301
Reclassification adjustment for realized net losses included in net income	67	(16)	51
Total unrealized gains on available-for-sale securities, net of hedges	461	(109)	352
Unrealized gains on cash flow hedges during the period	301	(71)	230
Reclassification adjustment for cash flow hedges included in net income	39	(9)	30
Net change related to cash flow hedges on loans	340	(80)	260
Translation adjustments, net of hedges (1)	9	(2)	7
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income	$811	$(191)	$620
(1)A portion of foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on this portion of foreign currency translation adjustments.
2026 2Q Form 10-Q    71

The following table summarizes the activity in AOCI.

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post- retirement obligations	Total
Three months ended June 30, 2026
Balance, beginning of period	$(1,814)	$(49)	$(4)	$(192)	$(2,059)
Other comprehensive (loss) income before reclassifications	(38)	(121)	(1)	1	(159)
Amounts reclassified from AOCI to earnings	2	3	—	—	5
Period change	(36)	(118)	(1)	1	(154)
Balance, end of period	$(1,850)	$(167)	$(5)	$(191)	$(2,213)
Three months ended June 30, 2025
Balance, beginning of period	$(2,110)	$(90)	$(11)	$(222)	$(2,433)
Other comprehensive income before reclassifications	48	75	6	1	130
Amounts reclassified from AOCI to earnings	49	8	—	—	57
Period change	97	83	6	1	187
Balance, end of period	$(2,013)	$(7)	$(5)	$(221)	$(2,246)
Six months ended June 30, 2026
Balance, beginning of period	$(1,738)	$27	$(4)	$(193)	$(1,908)
Other comprehensive (loss) income before reclassifications	(95)	(202)	(1)	2	(296)
Amounts reclassified from AOCI to earnings	(17)	8	—	—	(9)
Period change	(112)	(194)	(1)	2	(305)
Balance, end of period	$(1,850)	$(167)	$(5)	$(191)	$(2,213)
Six months ended June 30, 2025
Balance, beginning of period	$(2,365)	$(267)	$(12)	$(222)	$(2,866)
Other comprehensive income before reclassifications	301	230	7	1	539
Amounts reclassified from AOCI to earnings	51	30	—	—	81
Period change	352	260	7	1	620
Balance, end of period	$(2,013)	$(7)	$(5)	$(221)	$(2,246)
(1)AOCI amounts at June 30, 2026 and June 30, 2025 include $41 million and $47 million, respectively, of net unrealized losses (after-tax) on securities previously transferred from the AFS securities portfolio to the HTM securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
72    Huntington Bancshares Incorporated

11. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Preferred Series					At June 30, 2026	At December 31, 2025
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$24	$24
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (5)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Series K (4)	9/11/2025	7,500	6.25	10/15/2030	741	741
Series L (5)	2/1/2026	6,900	5.50	(6)	150	—
Total		891,900			$2,881	$2,731
(1) Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)3-month CME Term SOFR + 26 bps spread adjustment + 270 bps.
(4) Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5) Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
(6)Redeemable on any dividend payment date.
The following table presents the dividends declared for each series of preferred stock.

	Three Months Ended				Six Months Ended
(amounts in millions, except per share data)	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount		Amount		Amount		Amount ($)
Series B	$16.59	$1	$18.04	$1	$33.17	$2	$36.20	$2
Series F	1,406.25	7	1,406.25	8	2,812.50	14	2,812.50	14
Series G	1,112.50	6	1,112.50	5	2,225.00	12	2,225.00	11
Series H	11.25	6	11.25	5	22.50	12	22.50	11
Series I	356.25	2	356.25	3	712.50	4	712.50	5
Series J	17.19	6	17.19	5	34.38	12	34.38	11
Series K (1)	1,562.50	11			3,125.00	22
Series L (2)	343.75	2			687.50	4
Total		$41		$27		$82		$54
(1) Series K was issued during the third quarter of 2025, with the first dividend declaration for the Series K occurring in the fourth quarter of 2025.
(2)Series L was issued during the first quarter of 2026, with the first dividend declaration for the Series L occurring in the first quarter of 2026.
2026 2Q Form 10-Q    73

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
shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
The following table shows the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic earnings per common share:
Net income attributable to Huntington	$727	$536	$1,250	$1,063
Dividends on preferred shares	41	27	82	54
Net income available to common shareholders	$686	$509	$1,168	$1,009
Average common shares issued and outstanding	2,021,373	1,457,309	1,945,805	1,455,904
Basic earnings per common share	$0.34	$0.35	$0.60	$0.69
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units and awards, and performance share units	19,719	16,587	21,956	18,567
Shares held in deferred compensation plans	7,219	7,100	7,191	7,070
Average dilutive potential common shares	26,938	23,687	29,147	25,637
Total diluted average common shares issued and outstanding	2,048,311	1,480,996	1,974,952	1,481,541
Diluted earnings per common share	$0.33	$0.34	$0.59	$0.68
Anti-dilutive awards (1)	874	7,135	1,099	4,750
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
74    Huntington Bancshares Incorporated

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

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended June 30, 2026
Payments and cash management revenue	$134	$59	$—	$193
Wealth and asset management revenue	128	6	—	134
Customer deposit and loan fees	72	5	—	77
Capital markets and advisory fees	7	65	—	72
Leasing revenue	2	(1)	—	1
Insurance income	17	3	1	21
Other noninterest income	2	(1)	3	4
Net revenue from contracts with customers	362	136	4	502
Noninterest income within the scope of other GAAP topics	95	139	49	283
Total noninterest income	$457	$275	$53	$785
Three months ended June 30, 2025
Payments and cash management revenue	$117	$33	$—	$150
Wealth and asset management revenue	98	4	—	102
Customer deposit and loan fees	58	4	—	62
Capital markets and advisory fees	2	39	—	41
Leasing revenue	—	3	—	3
Insurance income	19	—	—	19
Other noninterest income	1	1	(2)	—
Net revenue from contracts with customers	295	84	(2)	377
Noninterest income within the scope of other GAAP topics	44	93	(43)	94
Total noninterest income	$339	$177	$(45)	$471
2026 2Q Form 10-Q    75

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Six Months Ended June 30, 2026
Payments and cash management revenue	$254	$116	$—	$370
Wealth and asset management revenue	242	12	—	254
Customer deposit and loan fees	138	9	—	147
Capital markets and advisory fees	14	132	—	146
Leasing revenue	4	—	—	4
Insurance income	35	6	1	42
Other noninterest income	4	4	3	11
Net revenue from contracts with customers	691	279	4	974
Noninterest income within the scope of other GAAP topics	153	248	92	493
Total noninterest income	$844	$527	$96	$1,467
Six Months Ended June 30, 2025
Payments and cash management revenue	$225	$65	$—	$290
Wealth and asset management revenue	193	10	—	203
Customer deposit and loan fees	110	6	—	116
Capital markets and advisory fees	6	65	—	71
Leasing revenue	1	6	—	7
Insurance income	36	3	—	39
Other noninterest income	2	2	(2)	2
Net revenue from contracts with customers	573	157	(2)	728
Noninterest income within the scope of other GAAP topics	93	182	(38)	237
Total noninterest income	$666	$339	$(40)	$965
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
the reporting period ended June 30, 2026 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities, and any change in those balances during the reporting period ended June 30, 2026 was determined to be immaterial.
2026 2Q Form 10-Q    76

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
Assets and Liabilities measured at fair value on a recurring basis
The following tables present our assets and liabilities measured at fair value on a recurring basis, including instruments where we have elected the fair value option.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At June 30, 2026
Assets
Trading account assets	$10	$316	$—	$—	$326
Available-for-sale securities:
U.S. Treasury	8,777	—	—	—	8,777
Residential MBS	—	11,955	—	—	11,955
Residential CMO	—	6,333	—	—	6,333
Commercial MBS	—	2,567	—	—	2,567
Other agencies	—	474	—	—	474
Municipal securities	—	84	4,565	—	4,649
Corporate debt	—	169	—	—	169
Asset-backed securities	—	136	43	—	179
Private-label CMO	—	73	20	—	93
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	8,777	21,801	4,628	—	35,206
Other securities	30	43	—	—	73
Loans held for sale	—	1,287	—	—	1,287
Loans held for investment	—	102	62	—	164
MSRs	—	—	752	—	752
Other assets:
Derivative assets	—	547	12	(322)	237
Assets held in trust for deferred compensation plans	236	—	—	—	236
Liabilities
Short-term borrowings	260	70	—	—	330
Long-term debt	—	1,250	—	—	1,250
Derivative liabilities	—	975	3	(238)	740
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2026 2Q Form 10-Q    77

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2025
Assets
Trading account assets	$—	$63	$—	$—	$63
Available-for-sale securities:
U.S. Treasury	4,635	—	—	—	4,635
Residential MBS	—	9,669	—	—	9,669
Residential CMO	—	5,197	—	—	5,197
Commercial MBS	—	1,831	—	—	1,831
Other agencies	—	150	—	—	150
Municipal securities	—	82	4,061	—	4,143
Corporate debt	—	178	—	—	178
Asset-backed securities	—	193	28	—	221
Private-label CMO	—	79	19	—	98
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	4,635	17,389	4,108	—	26,132
Other securities	30	12	—	—	42
Loans held for sale	—	885	—	—	885
Loans held for investment	—	105	62	—	167
MSRs	—	—	593	—	593
Other assets:
Derivative assets	—	499	8	(260)	247
Assets held in trust for deferred compensation plans	216	—	—	—	216
Liabilities
Short-term borrowings	131	7	—	—	138
Long-term debt	—	1,161	—	—	1,161
Derivative liabilities	—	514	5	(169)	350
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
inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
2026 2Q Form 10-Q    78

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended June 30, 2026
Opening balance	$735	$6	$4,251	$20	$19	$61
Transfers into Level 3	—	—	—	—	—	3
Transfers out of Level 3 (1)	—	(15)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Mortgage banking income	1	17	—	—	—	—
Included in OCI	—	—	(6)	—	—	—
Purchases/originations	40	—	663	—	24	—
Repayments	—	—	—	—	—	(2)
Settlements	(24)	1	(343)	—	—	—
Closing balance	$752	$9	$4,565	$20	$43	$62
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$1	$3	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(8)	—	—	—
Three months ended June 30, 2025
Opening balance	$564	$3	$3,929	$22	$47	$63
Transfers into Level 3	—	—	—	—	—	1
Transfers out of Level 3 (1)	—	(10)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	—
Mortgage banking income	—	12	—	—	—	—
Other noninterest income	—	(1)	—	—	—	—
Included in OCI	—	—	12	—	—	—
Purchases/originations	20	—	421	—	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(17)	3	(294)	(1)	(9)	—
Closing balance	$567	$7	$4,067	$21	$38	$62
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$—	$2	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	10	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
2026 2Q Form 10-Q    79

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Six months ended June 30, 2026
Opening balance	$593	$3	$4,061	$19	$28	$62
Transfers into Level 3	—	—	—	—	—	4
Transfers out of Level 3 (1)	—	(28)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Mortgage banking income	(4)	30	—	—	—	—
Included in OCI	—	—	(32)	—	—	—
Acquisition	140	1	—	—	—	—
Purchases/originations	68	—	989	—	24	—
Repayments	—	—	—	—	—	(4)
Settlements	(45)	3	(453)	1	(9)	—
Closing balance	$752	$9	$4,565	$20	$43	$62
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$(4)	$4	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(34)	—	—	—
Six months ended June 30, 2025
Opening balance	$573	$2	$3,954	$21	$49	$61
Transfers into Level 3	—	—	—	—	—	4
Transfers out of Level 3 (1)	—	(17)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	—
Mortgage banking income	(15)	22	—	—	—	—
Other noninterest income	—	(6)	—	—	—	—
Included in OCI	—	—	17	—	—	—
Purchases/originations	40	—	639			—
Repayments	—	—	—	—	—	(3)
Settlements	(31)	6	(542)	—	(11)	—
Closing balance	$567	$7	$4,067	$21	$38	$62
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$(15)	$5	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	14	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2026 2Q Form 10-Q    80

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At June 30, 2026
Assets
Loans held for sale	$1,287	$1,253	$34	$—	$—	$—
Loans held for investment	164	176	(12)	6	7	(1)
Liabilities
Long-term debt	1,250	1,258	8
At December 31, 2025
Assets
Loans held for sale	$885	$855	$30	$—	$—	$—
Loans held for investment	167	179	(12)	3	4	(1)
Liabilities
Long-term debt	1,161	1,151	(10)
The following table presents the net gains (losses) from fair value changes.

		Three Months Ended		Six Months Ended
(dollar amounts in millions)	Classification	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loans held for sale	Mortgage banking income	$12	$9	$4	$15
Loans held for investment	Mortgage banking income	(1)	—	—	(1)
Long-term debt	Other noninterest income	(7)	(4)	18	(5)
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
evidence of impairment. The gains (losses) represent the amounts recorded during the period regardless of whether the asset is still held at period end.
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended		Six Months Ended
(dollar amounts in millions)	At June 30, 2026	At December 31, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Collateral-dependent loans	$143	$74	$(51)	$(20)	$(88)	$(43)
Huntington records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off.
2026 2Q Form 10-Q    81

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

Quantitative Information about Level 3 Fair Value Measurements (1)
			At June 30, 2026				At December 31, 2025
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	7%	-	64%	8%	6%	-	61%	8%
		Spread over forward interest rate swap rates	5%	-	11%	5%	5%	-	11%	5%
Municipal securities and asset- backed securities	Discounted cash flow	Discount rate	4%	-	5%	4%	4%	-	4%	4%
		Cumulative default	—%	-	64%	3%	—%	-	64%	3%
		Loss given default (2)				20%				20%
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
These include trading account assets, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, and cash and short-term assets, which include cash and due from banks and interest-earning deposits with banks. Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
Certain assets, the most significant being operating lease assets, bank-owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included in the following tables. Accordingly, this fair value information is not intended to, and does not, represent
Huntington’s underlying value.
2026 2Q Form 10-Q    82

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At June 30, 2026
Financial Assets
Cash and short-term assets	$16,044	$—	$—	$16,044	$16,044
Trading account assets	—	—	326	326	326
Available-for-sale securities	—	—	35,206	35,206	35,206
Held-to-maturity securities	14,384	—	—	14,384	12,677
Other securities	1,310	—	73	1,383	1,383
Loans held for sale	—	599	1,287	1,886	1,886
Net loans and leases (1)	186,009	—	164	186,173	185,314
Derivative assets	—	—	237	237	237
Assets held in trust for deferred compensation plans	—	—	236	236	236
Financial Liabilities
Deposits (2)	222,466	—	—	222,466	222,463
Short-term borrowings	2,781	—	330	3,111	3,111
Long-term debt	17,488	—	1,250	18,738	18,951
Derivative liabilities	—	—	740	740	740
At December 31, 2025
Financial Assets
Cash and short-term assets	$14,078	$—	$—	$14,078	$14,078
Trading account assets	—	—	63	63	63
Available-for-sale securities	—	—	26,132	26,132	26,132
Held-to-maturity securities	15,258	—	—	15,258	13,636
Other securities	952	—	42	994	994
Loans held for sale	—	530	885	1,415	1,420
Net loans and leases (1)	146,938	—	167	147,105	146,273
Derivative assets	—	—	247	247	247
Assets held in trust for deferred compensation plans	—	—	216	216	216
Financial Liabilities
Deposits (2)	176,610	—	—	176,610	176,610
Short-term borrowings	1,123	—	138	1,261	1,261
Long-term debt	16,060	—	1,161	17,221	17,479
Derivative liabilities	—	—	350	350	350
(1)Includes collateral-dependent loans.
(2)Includes $4.4 billion and $2.1 billion in time deposits in excess of the FDIC insurance coverage limit at June 30, 2026 and December 31, 2025, respectively.
2026 2Q Form 10-Q    83

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
At June 30, 2026
Financial Assets
Trading account assets	$10	$316	$—	$—	$326
Available-for-sale securities	8,777	21,801	4,628	—	35,206
Held-to-maturity securities	2,111	10,566	—	—	12,677
Other securities (2)	30	43	—	—	73
Loans held for sale	—	1,287	599	—	1,886
Net loans and leases	—	102	185,212	—	185,314
Derivative assets	—	547	12	(322)	237
Financial Liabilities
Deposits	—	192,922	29,541	—	222,463
Short-term borrowings	260	2,851	—	—	3,111
Long-term debt	—	13,698	5,253	—	18,951
Derivative liabilities	—	975	3	(238)	740
At December 31, 2025
Financial Assets
Trading account assets	$—	$63	$—	$—	$63
Available-for-sale securities	4,635	17,389	4,108	—	26,132
Held-to-maturity securities	2,368	11,268	—	—	13,636
Other securities (2)	30	12	—	—	42
Loans held for sale	—	885	535	—	1,420
Net loans and leases	—	105	146,168	—	146,273
Derivative assets	—	499	8	(260)	247
Financial Liabilities
Deposits	—	158,472	18,138	—	176,610
Short-term borrowings	131	1,130	—	—	1,261
Long-term debt	—	12,336	5,143	—	17,479
Derivative liabilities	—	514	5	(169)	350
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.
2026 2Q Form 10-Q    84

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
The following table presents the fair values and notional values of all derivative instruments included in the
Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At June 30, 2026			At December 31, 2025
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$43,596	$44	$207	$43,996	$109	$28
Foreign exchange contracts	273	—	5	809	4	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	57,916	314	625	49,284	260	389
Foreign exchange contracts	7,956	98	76	7,085	58	60
Equity contracts	878	36	3	912	33	5
Commodities contracts	1,175	64	62	822	40	37
Credit contracts	93	3	—	139	3	—
Total contracts	$111,887	$559	$978	$103,047	$507	$519
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
(dollar amounts in millions)		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate contracts:
Customer	Capital markets and advisory fees	$18	$13	$30	$21
Mortgage banking	Mortgage banking income	(18)	(21)	(10)	—
Foreign exchange contracts	Capital markets and advisory fees	14	13	27	24
Equity contracts	Other noninterest income and other noninterest expense	3	4	(4)	1
Commodities contracts	Capital markets and advisory fees	1	1	2	2
Credit contracts	Other noninterest income	(1)	(2)	(2)	(4)
Total		$17	$8	$43	$44
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
fixed-rate debt and investment securities caused by fluctuations in market interest rates. Cash flow hedges are executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes.
2026 2Q Form 10-Q    85

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2026 and December 31, 2025, identified by the underlying interest rate-sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At June 30, 2026
Instruments associated with:
Investment securities	$5,622	$—	$—	$5,622
Loans	—	25,575	28	25,603
Long-term debt	12,399	—	—	12,399
Total notional value	$18,021	$25,575	$28	$43,624
At December 31, 2025
Instruments associated with:
Investment securities	$5,147	$—	$—	$5,147
Loans	—	28,250	28	28,278
Long-term debt	10,599	—	—	10,599
Total notional value	$15,746	$28,250	$28	$44,024
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in decreases to net interest income of $18 million and $7 million for the three-month periods ended June 30, 2026, and 2025, respectively, and decreases to net income of $33 million and $25 million for the six-month periods ended June 30, 2026, and 2025, respectively.
Fair Value Hedges
The changes in fair value of the fair value hedges are recorded through earnings and offset against changes in the fair value of the hedged item.
Huntington has designated $5.6 billion of interest rate swaps as fair value hedges of fixed-rate investment securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, or other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged MBS portfolio has not been attributed to the individual AFS securities in our Unaudited Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$5	$(140)	$27	$(262)
Change in fair value of hedged investment securities (1)	(9)	138	(27)	261
Change in fair value of interest rate swaps hedging long-term debt (2)	(33)	72	(103)	215
Change in fair value of hedged long-term debt (2)	33	(72)	104	(215)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2026 2Q Form 10-Q    86

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At June 30, 2026	At December 31, 2025	At June 30, 2026	At December 31, 2025
Assets
Available-for-sale securities (1)	$15,525	$11,402	$(222)	$(177)
Liabilities
Long-term debt (2)	15,545	11,066	(173)	1
(1)Amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio that is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amounts of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(35) million at June 30, 2026 and $(42) million at December 31, 2025.
Cash Flow Hedges
At June 30, 2026, Huntington had $25.6 billion of interest rate swaps and floors that are designated as cash flow hedges for variable-rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings.
The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight-line basis as a reduction to interest income over the contractual life of these contracts.
At June 30, 2026, net losses recognized in AOCI that are expected to be reclassified into earnings within the next
12 months totaled $11 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Unaudited Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. These derivatives were in a net asset position of $4 million at June 30, 2026 and $2 million at December 31,
2025. At June 30, 2026 and December 31, 2025, Huntington had commitments to sell residential real estate loans of
$1.9 billion and $1.2 billion, respectively. These contracts mature in less than one year.
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
securities and derivatives to manage volatility of the MSR asset value to mitigate the risks inherent in the MSR assets, which include duration, basis, convexity, and volatility. The hedging instruments include forward commitments, TBA securities, Treasury future contracts, and interest rate swaps.
2026 2Q Form 10-Q    87

MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the
Unaudited Consolidated Balance Sheets. Trading gains (losses) are included in mortgage banking income in the
Unaudited Consolidated Statements of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading gains (losses) related to MSR hedging activity are summarized in the following tables.

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Notional value	$2,525	$2,658
Trading liabilities	21	18

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Trading gains (losses)	$8	$(6)	$(2)	$9
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at June 30, 2026 and December 31, 2025, were $69 million and $58 million, respectively.
The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $61.8 billion and $52.8 billion at June 30, 2026 and December 31, 2025, respectively.
Huntington’s credit risk from customer derivatives was $99 million and $168 million at the same dates, respectively.
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
In addition, Huntington clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position.
2026 2Q Form 10-Q    88

In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $60 million and $73 million at June 30, 2026 and December 31,
2025, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At June 30, 2026, Huntington pledged $467 million of investment securities and cash collateral to counterparties, while other counterparties pledged $237 million of investment securities and cash collateral to
Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
	Gross amounts of recognized assets	Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)				Financial instruments	Cash collateral received	Net amount
At June 30, 2026	$559	$(322)	$237	$(8)	$(67)	$162
At December 31, 2025	507	(260)	247	(2)	(100)	145

Offsetting of Financial Liabilities and Derivative Liabilities
	Gross amounts of recognized liabilities	Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)				Financial instruments	Cash collateral delivered	Net amount
At June 30, 2026	$978	$(238)	$740	$(256)	$(199)	$285
At December 31, 2025	519	(169)	350	(120)	(15)	215
16. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Assets
Net loans and leases	$493	$669
Other assets	468	431
Total assets	$961	$1,100
Liabilities
Long-term borrowings	$428	$600
Other liabilities	134	152
Total liabilities	$562	$752
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
that most significantly impact the economic performance of the VIE. The assets of the VIE are restricted to the settlement of the asset-backed securities and other obligations of the VIE. Third-party holders of the asset-backed notes do not have recourse to the general assets of Huntington.
2026 2Q Form 10-Q    89

The economic performance of the VIE is most significantly impacted by the performance of the underlying loans.
The VIE is exposed to credit and prepayment risk, which are managed through credit enhancements in the form of reserve accounts, over-collateralization, excess interest on the loans, and the subordination of certain classes of asset-backed securities.
Consolidated VIEs at June 30, 2026 and December 31, 2025 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited
Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At June 30, 2026
Affordable housing tax credit partnerships	$3,097	$1,269	$3,097
Trust preferred securities	14	248	—
Other investments	1,925	338	1,925
Total	$5,036	$1,855	$5,022
At December 31, 2025
Affordable housing tax credit partnerships	$2,453	$946	$2,453
Trust preferred securities	14	262	—
Other investments	1,465	196	1,465
Total	$3,932	$1,404	$3,918
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
Other noninterest income in the Unaudited Consolidated Statements of Income.
The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Affordable housing tax credit investments	$4,680	$3,898
Less: amortization	(1,583)	(1,445)
Net affordable housing tax credit investments	$3,097	$2,453
Unfunded commitments	$1,269	$946
2026 2Q Form 10-Q    90

The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Tax credits and other tax benefits recognized	$110	$87	$221	$173
Proportional amortization expense included in provision for income taxes	85	71	167	141
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
17. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At June 30, 2026	At December 31, 2025
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$56,581	$47,736
Consumer loan portfolio	24,954	21,659
Commercial real estate	6,409	4,036
Standby letters of credit and guarantees on industrial revenue bonds	1,488	895
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
conditional commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these conditional commitments was $34 million and $31 million at June 30, 2026 and December 31, 2025, respectively.
2026 2Q Form 10-Q    91

Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $405 million and $366 million at June 30, 2026 and December 31,
2025, respectively, and represents the guaranteed portion in these transactions where the make-whole provisions have not yet expired. As of June 30, 2026, the Company did not expect to be subject to any make-whole provisions under these guarantees.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $75 million at June 30,
2026 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent
Huntington’s maximum loss exposure.
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
The following is a description of a legal proceeding in which Huntington or its predecessors are involved:
Donelon v. Americas Insurance Co., No. 714,982 (19th Jud. Dist. Ct., Parish of E. Baton Rouge, La.), consolidated with Cadence Bank v. Bostick, No. 717212 (19th Jud. Dist. Ct., Parish of E. Baton Rouge, La.) (filed January 13, 2023).
This action arises from an $8 million loan Cadence Bank made in November 2020 under the Federal Reserve’s
Main Street Lending Program (“MSLP”) to a holding company, which owned an insurance carrier, which carrier was later placed into receivership following substantial losses associated with the August 2021 Category 4 Hurricane Ida.
The action, brought by the receiver on behalf of the Louisiana Insurance Commission, alleges the MSLP loan required insurance regulatory approval that was not properly obtained by the insurance company. The receiver alleges the
MSLP loan improperly enabled the insurer to continue operations, which allegedly may not have occurred but for the MSLP loan.
2026 2Q Form 10-Q    92

All claims against Cadence, aside from conspiracy to commit fraud and conspiracy to commit breach of fiduciary duty, have either been dismissed or withdrawn. The receiver seeks approximately $350 million in compensatory damages, as well as punitive damages. The trial court heard Cadence’s challenge to the remaining claims on July 1,
2026, and took the matter under advisement. Cadence also disputes the availability of punitive damages, and a hearing on that issue is set for August 4, 2026, in the Louisiana First Circuit Court of Appeal.
Trial is currently scheduled to commence on November 4, 2026. Cadence has consistently denied all allegations of wrongdoing, denies that any alleged damages were the result of the MSLP loan, and intends to continue vigorously defending the litigation.
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
Form 10-K.
The following tables present certain operating basis financial information for each reportable business segment reconciled to Huntington’s consolidated financial results.

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended June 30, 2026
Net interest income (loss)	$1,458	$719	$(125)	$2,052
Provision for credit losses	44	87	1	132
Net interest income (loss) after provision for credit losses	1,414	632	(126)	1,920
Noninterest income	457	275	53	785
Noninterest expense:
Direct personnel costs	416	200	394	1,010
Other noninterest expense, including corporate allocations	741	244	(186)	799
Total noninterest expense	1,157	444	208	1,809
Income (loss) before income taxes	714	463	(281)	896
Provision (benefit) for income taxes	150	97	(82)	165
Income attributable to non-controlling interest	—	4	—	4
Net income (loss) attributable to Huntington	$564	$362	$(199)	$727
Three months ended June 30, 2025
Net interest income (loss)	$1,014	$513	$(60)	$1,467
Provision (benefit) for credit losses	138	(35)	—	103
Net interest income (loss) after provision for credit losses	876	548	(60)	1,364
Noninterest income	339	177	(45)	471
Noninterest expense:
Direct personnel costs	305	149	268	722
Other noninterest expense, including corporate allocations	535	168	(228)	475
Total noninterest expense	840	317	40	1,197
Income (loss) before income taxes	375	408	(145)	638
Provision (benefit) for income taxes	78	86	(68)	96
Income attributable to non-controlling interest	—	6	—	6
Net income (loss) attributable to Huntington	$297	$316	$(77)	$536

2026 2Q Form 10-Q    93

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Six months ended June 30, 2026
Net interest income (loss)	$2,823	$1,359	$(239)	$3,943
Provision for credit losses	164	125	1	290
Net interest income (loss) after provision for credit losses	2,659	1,234	(240)	3,653
Noninterest income	844	527	96	1,467
Noninterest expense:
Direct personnel costs	789	393	820	2,002
Other noninterest expense, including corporate allocations	1,435	462	(316)	1,581
Total noninterest expense	2,224	855	504	3,583
Income (loss) before income taxes	1,279	906	(648)	1,537
Provision (benefit) for income taxes	269	190	(180)	279
Income attributable to non-controlling interest	—	8	—	8
Net income (loss) attributable to Huntington	$1,010	$708	$(468)	$1,250
Six months ended June 30, 2025
Net interest income (loss)	$1,957	$1,026	$(90)	$2,893
Provision for credit losses	185	33	—	218
Net interest income (loss) after provision for credit losses	1,772	993	(90)	2,675
Noninterest income	666	339	(40)	965
Noninterest expense:
Direct personnel costs	599	288	506	1,393
Other noninterest expense, including corporate allocations	1,060	332	(436)	956
Total noninterest expense	1,659	620	70	2,349
Income (loss) before income taxes	779	712	(200)	1,291
Provision (benefit) for income taxes	163	150	(95)	218
Income attributable to non-controlling interest	—	10	—	10
Net income (loss) attributable to Huntington	$616	$552	$(105)	$1,063

	Assets		Deposits
(dollar amounts in millions)	At June 30, 2026	At December 31, 2025	At June 30, 2026	At December 31, 2025
Consumer & Regional Banking	$116,050	$87,307	$150,687	$117,188
Commercial Banking	98,134	79,798	62,713	50,657
Treasury / Other	69,800	58,001	9,066	8,765
Total	$283,984	$225,106	$222,466	$176,610
2026 2Q Form 10-Q    94

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2025 Annual
Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange
Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and Chief Financial
Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in
Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation,
Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026,
Huntington’s disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.
2026 2Q Form 10-Q    95

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
The table below presents information with respect to purchases made by or on behalf of the Company or any
“affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")), for each of the three months in the period ended June 30, 2026:

(dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026 (2)	6,642	$16.46	6,642	$3,000
May 1, 2026 to May 31, 2026	3,121	16.01	3,121	2,950
June 1, 2026 to June 30, 2026	—	—	—	2,950
Total	9,763	$16.32	9,763
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-
announced share repurchase authorizations.
(2)Common shares repurchased in April 2026 occurred under the $1.0 billion authorization. Prior to the new $3.0 billion share repurchase authorization, which became effective April 22, 2026, $741 million of capacity remained under the prior authorization.
Item 5. Other Information
Trading Plans
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the
Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
2026 2Q Form 10-Q    96

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
*            Filed herewith
**          Furnished herewith
***The following material from Huntington’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted in Inline XBRL: (1)
Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive
Income (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash Flows, and (6) the
Notes to Unaudited Consolidated Financial Statements.
2026 2Q Form 10-Q    97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	July 28, 2026	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2026	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)