Form 10-Q
period 2026-09-30
HUNTINGTON BANCSHARES INC /MD/
filed 2026-10-27
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
There were 2,015,387,251 shares of the registrant’s common stock ($0.01 par value) outstanding on September 30, 2026.
2    Huntington Bancshares Incorporated

HUNTINGTON BANCSHARES INCORPORATED
Form 10-Q for the quarter ended September 30, 2026
2026 3Q Form 10-Q    3

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses	NAICS	North American Industry Classification System
AFS	Available-for-Sale	NALs	Nonaccrual Loans
ALCO	Asset-Liability Management Committee	NCO	Net Charge-off
ALLL	Allowance for Loan and Lease Losses	NII	Net Interest Income
AOCI	Accumulated Other Comprehensive Income (Loss)	NIM	Net Interest Margin
ASC	Accounting Standards Codification	NPAs	Nonperforming Assets
ASU	Accounting Standards Update	OCC	Office of the Comptroller of the Currency
AULC	Allowance for Unfunded Lending Commitments	OCI	Other Comprehensive Income (Loss)
Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013	OLEM	Other Loans Especially Mentioned
Board	Board of Directors	PCD	Purchased Credit Deteriorated
C&I	Commercial and Industrial	ROC	Risk Oversight Committee
Cadence	Cadence Bank	RV	Recreational Vehicle
CDI	Core Deposit Intangible	SBA	Small Business Administration
CDS	Credit Default Swap	SCB	Stress Capital Buffer
CET1	Common Equity Tier 1	SEC	Securities and Exchange Commission
CFPB	Bureau of Consumer Financial Protection	SOFR	Secured Overnight Financing Rate
CLN	Credit Linked Note	SPE	Special Purpose Entity
CME	Chicago Mercantile Exchange	TBA	To Be Announced
CMO	Collateralized Mortgage Obligations	U.S.	United States of America
CRE	Commercial Real Estate	U.S. Treasury	U.S. Department of the Treasury
DIF	Deposit Insurance Fund	Veritex	Veritex Holdings, Inc.
EOP	End of Period	VIE	Variable Interest Entity
EVE	Economic Value of Equity	XBRL	eXtensible Business Reporting Language
FDIC	Federal Deposit Insurance Corporation
Fed Fund	The targeted rate by the Federal Reserve to secure overnight funding
Federal Reserve	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
FVO	Fair Value Option
GAAP	Generally Accepted Accounting Principles in the United States of America
GDP	Gross Domestic Product
HTM	Held-to-Maturity
IRS	Internal Revenue Service
Janney	Janney Montgomery Scott LLC
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSLP	Federal Reserve’s Main Street Lending Program
MSR	Mortgage Servicing Right
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
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we are committed to making people’s lives better, helping businesses thrive, and strengthening the communities we serve, and we have been servicing the financial needs of our customers since 1866. Through our subsidiaries, we provide full-service commercial and consumer deposit, lending, and other banking and financial services. These include, but are not limited to, payments, mortgage banking, direct and indirect consumer financing, investment banking, capital markets, advisory, equipment financing, distribution finance, investment management, trust, brokerage, insurance, and other financial products and services. As of September 30, 2026, we operated approximately 1,400 branches in 21 states, with our
Commercial and Vehicle Finance businesses delivering expertise nationally.
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
Effective February 1, 2026, Huntington completed the acquisition of Cadence Bank (“Cadence”), a regional bank headquartered in Houston, Texas and Tupelo, Mississippi, whereby Cadence merged with and into Huntington
National Bank, with Huntington National Bank as the surviving bank. Upon completion of the merger, Huntington issued 462 million shares of its common stock to Cadence shareholders of record as of the merger date, in addition to the conversion of certain Cadence equity awards into Huntington equity awards. Further, each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence was converted into the right to receive one depositary share representing 1/1000 of a share of a newly created 5.50% Series L Non-Cumulative Perpetual
Preferred Stock of Huntington. Consideration from the transaction totaled approximately $8.3 billion.
Historical periods reflect results of legacy Huntington operations. Subsequent to the closing of each respective acquisition, results reflect combined post-acquisition activity. For further information on the Veritex and Cadence acquisitions, refer to Note 3 - “Business Combinations” of the Notes to Unaudited Consolidated Financial
Statements.
2026 3Q Form 10-Q    5

Financial Performance Review
Selected Financial Data

Table 1 - Selected Quarterly and Year-to-Date Income Statement Data
	Three Months Ended				Nine Months Ended
(dollar amounts in millions, except per share data, share count in millions)	Sep 30, 2026	Sep 30, 2025	Change		Sep 30, 2026	Sep 30, 2025	Change
			Amount	Percent			Amount	Percent
Interest income	$3,389	$2,600	$789	30%	$9,857	$7,645	$2,212	29%
Interest expense	1,320	1,094	226	21	3,845	3,246	599	18
Net interest income	2,069	1,506	563	37	6,012	4,399	1,613	37
Provision for credit losses	123	122	1	1	413	340	73	21
Net interest income after provision for credit losses	1,946	1,384	562	41	5,599	4,059	1,540	38
Noninterest income	722	628	94	15	2,189	1,593	596	37
Noninterest expense	1,772	1,246	526	42	5,355	3,595	1,760	49
Income before income taxes	896	766	130	17	2,433	2,057	376	18
Provision for income taxes	172	133	39	29	451	351	100	28
Income after income taxes	724	633	91	14	1,982	1,706	276	16
Income attributable to non-controlling interest	3	4	(1)	(25)	11	14	(3)	(21)
Net income attributable to Huntington	721	629	92	15	1,971	1,692	279	16
Dividends on preferred shares	41	27	14	52	123	81	42	52
Net income applicable to common shares	$680	$602	$78	13%	$1,848	$1,611	$237	15%
Average common shares—basic	2,019	1,459	560	38%	1,971	1,457	514	35%
Average common shares—diluted	2,047	1,485	562	38	1,999	1,483	516	35
Net income per common share—basic	$0.34	$0.41	$(0.07)	(17)	$0.94	$1.11	$(0.17)	(15)
Net income per common share—diluted	0.33	0.41	(0.08)	(20)	0.92	1.09	(0.17)	(16)
Cash dividends declared per common share	0.155	0.155	—	—	0.465	0.465	—	—
Return on average total assets	1.01%	1.19%			0.95%	1.09%
Return on average common shareholders’ equity	9.1	12.4			8.6	11.6
Return on average tangible common shareholders’ equity (1)	14.6	17.8			13.8	16.9
Net interest margin (2)	3.25	3.13			3.23	3.12
Efficiency ratio (3)	61.2	57.4			63.2	58.4
Revenue and Net Interest Income—FTE (non-GAAP)
Net interest income	$2,069	$1,506	$563	37%	$6,012	$4,399	$1,613	37%
FTE adjustment (2)	21	17	4	24	60	48	12	25
Net interest income, FTE (non-GAAP) (2)	2,090	1,523	567	37	6,072	4,447	1,625	37
Noninterest income	722	628	94	15	2,189	1,593	596	37
Total revenue, FTE (non-GAAP) (2)	$2,812	$2,151	$661	31%	$8,261	$6,040	$2,221	37%
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
6    Huntington Bancshares Incorporated

Summary of 2026 Third Quarter Results Compared to 2025 Third Quarter
For the third quarter of 2026, we reported net income attributable to Huntington of $721 million, or $0.33 per diluted common share, compared with $629 million, or $0.41 per diluted common share, in the year-ago quarter.
The third quarter of 2026 reported net income was impacted by $117 million, or $92 million after tax, of acquisition-
related expenses, which reduced diluted earnings by $0.05 per common share, while the third quarter of 2025 was favorably impacted by $24 million from the gain on sale of a portion of our corporate trust and custody business and
$6 million FDIC DIF special assessment adjustments, partially offset by $14 million of acquisition-related expenses, which, together, increased diluted earnings on an after tax basis by $0.01 per common share.
Net interest income was $2.1 billion for the third quarter of 2026, an increase of $563 million, or 37%, from the year-ago quarter. FTE net interest income, a non-GAAP financial measure, increased $567 million, or 37%, from the year-ago quarter. The increase in FTE net interest income primarily reflected a $62.5 billion, or 32%, increase in average earning assets and a 12 basis point increase in the FTE NIM to 3.25%, partially offset by a $48.5 billion, or
31%, increase in average interest-bearing liabilities. The increases in average earning assets and average interest-
bearing liabilities were attributable to a combination of the Cadence and Veritex acquisitions, as well as organic growth. The NIM increase was primarily due to a decrease in deposit rates, partially offset by a decrease in yields on interest earning assets.
The provision for credit losses was $123 million in the third quarter of 2026, an increase of $1 million, or 1%, from the year-ago quarter, with the impact of loan growth and higher NCOs in the current year quarter partially offset by a lower overall reserve coverage. NCOs were $146 million and represented 0.31% of average loans and leases in the third quarter of 2026, compared to $75 million, or 0.22% of average loans and leases, in the year-ago quarter.
Noninterest income was $722 million in the third quarter of 2026, an increase of $94 million, or 15%, from the year-ago quarter. The increase in noninterest income was driven by increases across all major fee revenue categories, in part due to the impact from the Cadence and Veritex acquisitions. Noninterest expense, inclusive of the impact from the Cadence and Veritex acquisitions, was $1.8 billion in the third quarter of 2026, an increase of
$526 million, or 42%, from the year-ago quarter. The increase in noninterest expense was primarily driven by acquisition-related expenses and higher base expenses from the Cadence and Veritex acquisitions.
Balance Sheet, Credit Quality, and Capital Ratios as of September 30, 2026 Compared to Prior Year End
Total assets at September 30, 2026 were $287.8 billion, an increase of $62.7 billion, or 28%, compared to
December 31, 2025. The increase in total assets was primarily driven by $51.3 billion of assets acquired as a result of the completion of the Cadence acquisition, goodwill resulting from the Cadence acquisition, and organic loan growth. Total liabilities at September 30, 2026 were $255.6 billion, an increase of $54.9 billion, or 27%, compared to
December 31, 2025. The increase in total liabilities was primarily driven by $46.5 billion of liabilities assumed as a result of the completion of the Cadence acquisition.
NPAs totaled $1.7 billion at September 30, 2026, an increase of $777 million, or 82%, from December 31, 2025, with the increase due to $295 million of NPAs assumed in the Cadence acquisition and additional increases in commercial and industrial, commercial real estate, and residential mortgage NALs. The ACL was $3.4 billion, or
1.75% of total loans and leases, at September 30, 2026, an increase of $615 million compared to $2.7 billion, or
1.83% of total loans and leases, at December 31, 2025. The increase in the ACL was driven by the ACL recorded for loans acquired in the Cadence transaction, in addition to loan and lease growth, partially offset by a decrease in the overall ACL coverage ratio.
Our shareholders’ equity to total assets ratio was 11.2% at September 30, 2026, compared to 10.8% at
December 31, 2025. The tangible common equity to tangible assets ratio, a non-GAAP measure, was 6.9% at
September 30, 2026, compared to 7.1% at December 31, 2025, with a decline in AOCI and an increase in tangible assets partially offset by an increase in tangible common equity from current period earnings, net of dividends and share repurchases. The CET1 risk-based capital ratio was 10.1% at September 30, 2026, compared to 10.4% at
December 31, 2025, with the decrease driven by higher risk-weighted assets, the impact of the Cadence acquisition, and share repurchases, partially offset by an increase in regulatory capital from current period earnings, net of dividends.
2026 3Q Form 10-Q    7

General
Our general business objectives and strategic priorities are to:
•Deliver our Purpose, Culture, and Vision through a differentiated operating model;
•Deepen customer relationships through advice-driven local delivery of national capabilities and broader product offerings;
•Generate sustainable long-term profitable growth across our regional and national businesses;
•Invest in technology, data, automation, and digital capabilities to enhance the customer experience, improve efficiency, and support scalable growth;
•Maintain positive operating leverage through disciplined execution, expense management, and strategic investment;
•Leverage our scaled regional banking franchise, expanded geographic footprint, and national specialty businesses to drive diversified growth;
•Deploy capital prudently to support organic growth and deliver long-term shareholder returns; and
•Maintain financial strength and resilience through disciplined risk, liquidity and capital management, while adhering to an aggregate moderate-to-low risk appetite.
Our quarterly results reflect disciplined execution in an evolving operating environment, driven by growth across our core business and the successful integrations of Cadence and Veritex. We remain strategically well positioned, with a scaled and diversified franchise, multiple growth engines, and the achievement of partner synergies. Our strong liquidity, capital, and credit profiles continue to provide the flexibility to invest in deepening customer relationships, expanding our capabilities and expertise, and supporting sustainable organic growth. Credit performance remains solid and consistent with our aggregate moderate-to-low risk appetite. With our differentiated super-regional bank model, which combines national expertise with local delivery, we remain focused on generating robust earnings, tangible book value growth, and long-term shareholder value through disciplined growth, prudent risk management, and continued investment in our franchise.
Economy
The U.S. economy remained resilient in the third quarter, supported by solid consumer spending, business investment, and continued spending on artificial intelligence and related infrastructure. The labor market remained stable, with continued payroll growth and unemployment near historically low levels. Geopolitical tensions in the
Middle East and elevated energy prices weighed on confidence, but strong household and corporate balance sheets helped sustain growth.
Interest rates moved sharply higher during the quarter as persistent inflation and durable economic strength led investors to price in a higher path for policy rates. In September, the Federal Reserve raised the federal funds target range by 25 basis points to 3.75%–4.00%, its first rate increase since July 2023. Markets continue to price in the possibility of further tightening before year-end.
Looking ahead, growth is expected to continue, supported by consumer spending, a stable labor market, and ongoing investment in technology and infrastructure. Key risks include inflation, the path of interest rates, and geopolitical developments.
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
Quarterly Average Balance Sheet / Net Interest Income
The following table details the change in our quarterly average balance sheet and the net interest margin.

Table 2 - Quarterly Average Balance Sheet and Net Interest Margin Analysis
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average	Interest Income/ Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (1)(2)	Balances	(FTE) (1)	Rate (1)(2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$14,288	$135	3.78%	$11,823	$134	4.53%	$2,465	21%
Trading account assets	315	3	3.87	629	7	4.03	(314)	(50)
Investment and other securities:
Available-for-sale securities:
Taxable	31,521	296	3.76	23,485	246	4.19	8,036	34
Tax-exempt	3,463	43	4.97	3,318	41	5.02	145	4
Total available-for-sale securities	34,984	339	3.88	26,803	287	4.29	8,181	31
Held-to-maturity securities—taxable	14,314	96	2.69	15,752	105	2.66	(1,438)	(9)
Other securities	1,295	19	5.80	888	12	5.15	407	46
Total investment and other securities	50,593	454	3.59	43,443	404	3.72	7,150	16
Loans held for sale	1,629	22	5.62	893	15	6.52	736	82
Loans and leases (3) :
Commercial:
Commercial and industrial	90,924	1,358	5.84	61,440	959	6.11	29,484	48
Commercial real estate	23,071	357	6.05	10,692	187	6.86	12,379	116
Lease financing	5,724	98	6.72	5,483	93	6.69	241	4
Total commercial	119,719	1,813	5.93	77,615	1,239	6.25	42,104	54
Consumer:
Residential mortgage	33,183	400	4.82	24,511	259	4.23	8,672	35
Automobile	15,339	230	5.94	15,693	234	5.92	(354)	(2)
Home equity	11,869	204	6.81	10,264	190	7.34	1,605	16
RV and marine	5,744	81	5.58	5,860	80	5.41	(116)	(2)
Other consumer	2,595	68	10.44	2,001	55	10.82	594	30
Total consumer	68,730	983	5.69	58,329	818	5.57	10,401	18
Total loans and leases	188,449	2,796	5.84	135,944	2,057	5.96	52,505	39
Total earning assets	255,274	3,410	5.30	192,732	2,617	5.39	62,542	32
Cash and due from banks	2,375			1,445			930	64
Goodwill and other intangible assets	10,416			5,625			4,791	85
All other assets	14,197			9,925			4,272	43
Total assets	$282,262			$209,727			$72,535	35%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$63,704	$321	2.00%	$45,980	$235	2.02%	$17,724	39%
Money market deposits	77,353	517	2.65	62,009	466	2.99	15,344	25
Savings deposits	18,839	30	0.62	15,042	13	0.35	3,797	25
Time deposits	23,766	203	3.40	12,773	116	3.60	10,993	86
Total interest-bearing deposits	183,662	1,071	2.31	135,804	830	2.43	47,858	35
Short-term borrowings	1,152	9	3.12	1,267	13	3.90	(115)	(9)
Long-term debt	18,145	240	5.28	17,433	251	5.75	712	4
Total interest-bearing liabilities	202,959	1,320	2.58	154,504	1,094	2.81	48,455	31
Demand deposits—noninterest-bearing	40,154			29,008			11,146	38
All other liabilities	6,453			4,826			1,627	34
Total liabilities	249,566			188,338			61,228	33
Total Huntington shareholders’ equity	32,656			21,348			11,308	53
Non-controlling interest	40			41			(1)	(2)
Total equity	32,696			21,389			11,307	53
Total liabilities and equity	$282,262			$209,727			$72,535	35%
Net interest rate spread			2.72			2.58
Impact of noninterest-bearing funds on NIM			0.53			0.55
NII/NIM (FTE)		$2,090	3.25%		$1,523	3.13%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-
deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2026 3Q Form 10-Q    9

Quarterly Net Interest Income
Net interest income for the third quarter of 2026 increased $563 million, or 37%, from the third quarter of 2025.
FTE net interest income, a non-GAAP financial measure, for the third quarter of 2026 increased $567 million, or 37%, from the third quarter of 2025. The increase in FTE net interest income primarily reflected a $62.5 billion, or 32%, increase in average earning assets and a 12 basis point increase in the FTE NIM to 3.25%, partially offset by a $48.5 billion, or 31%, increase in average interest-bearing liabilities. The increases in average earning assets and average interest-bearing liabilities were attributable to a combination of the Cadence and Veritex acquisitions and organic growth. The increase in the NIM was driven by a decrease in deposit rates, partially offset by lower yields on interest earning assets.
Quarterly Average Balance Sheet
Average assets for the third quarter of 2026 increased $72.5 billion, or 35%, from the third quarter of 2025.
Average earning assets for the third quarter of 2026 increased $62.5 billion, or 32%, from the third quarter of 2025.
The increases in average assets and average earning assets were primarily due to $51.3 billion of total assets, including $36.9 billion of loans, acquired in connection with the Cadence transaction, and $12.0 billion of total assets, including $9.3 billion of loans, acquired in connection with the Veritex transaction, in addition to organic loan growth over the last year.
Average liabilities for the third quarter of 2026 increased $61.2 billion, or 33%, from the third quarter of 2025.
Average deposits for the third quarter of 2026 increased $59.0 billion, or 36%, from the third quarter of 2025. The increases in average liabilities were primarily due to $43.5 billion of deposits, including $8.8 billion of noninterest-
bearing deposits and $34.7 billion of interest-bearing deposits, acquired in connection with the Cadence transaction, and $10.5 billion of deposits, including $2.4 billion of noninterest-bearing deposits and $8.1 billion of interest-
bearing deposits, acquired in the Veritex transaction, in addition to organic deposit growth over the last year.
Average shareholders’ equity for the third quarter of 2026 increased $11.3 billion, or 53%, from the third quarter of 2025, primarily due to the impact of common stock issued in connection with the Cadence and Veritex acquisitions, and earnings, net of dividends and share repurchases, over the last year.
10    Huntington Bancshares Incorporated

Year-to-Date Average Balance Sheet / Net Interest Income
The following table details the change in our year-to-date average balance sheet and the net interest margin.

Table 3 - Year-to-Date Average Balance Sheet and Net Interest Margin Analysis
	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average	Interest Income/ Expense	Yield/	Average	Interest Income/ Expense	Yield/	Change in Average Balances
(dollar amounts in millions)	Balances	(FTE) (1)	Rate (1)(2)	Balances	(FTE) (1)	Rate (1)(2)	Amount	Percent
Assets:
Interest-earning deposits with banks	$15,628	$432	3.69%	$11,907	$402	4.50%	3,721	31
Trading account assets	277	8	3.85	584	17	3.82	(307)	(53)
Investment and other securities:
Available-for-sale securities:
Taxable	30,369	839	3.69	23,913	811	4.52	6,456	27
Tax-exempt	3,464	128	4.91	3,274	124	5.06	190	6
Total available-for-sale securities	33,833	967	3.81	27,187	935	4.58	6,646	24
Held-to-maturity securities—taxable	14,618	292	2.66	16,078	320	2.65	(1,460)	(9)
Other securities	1,294	52	5.32	882	36	5.43	412	47
Total investment and other securities	49,745	1,311	3.51	44,147	1,291	3.90	5,598	13
Loans held for sale	1,333	59	5.94	742	36	6.47	591	80
Loans and leases (3) :
Commercial:
Commercial and industrial	87,644	3,885	5.85	59,477	2,746	6.09	28,167	47
Commercial real estate	22,718	1,054	6.12	10,831	555	6.76	11,887	110
Lease financing	5,735	298	6.85	5,472	274	6.61	263	5
Total commercial	116,097	5,237	5.95	75,780	3,575	6.22	40,317	53
Consumer:
Residential mortgage	32,373	1,157	4.76	24,412	762	4.16	7,961	33
Automobile	15,679	691	5.89	15,167	660	5.82	512	3
Home equity	11,692	599	6.85	10,195	559	7.33	1,497	15
RV and marine	5,674	233	5.49	5,910	237	5.35	(236)	(4)
Other consumer	2,511	190	10.15	1,880	154	10.97	631	34
Total consumer	67,929	2,870	5.64	57,564	2,372	5.50	10,365	18
Total loans and leases	184,026	8,107	5.84	133,344	5,947	5.91	50,682	38
Total earning assets	251,009	9,917	5.28	190,724	7,693	5.39	60,285	32
Cash and due from banks	2,065			1,419			646	46
Goodwill and other intangible assets	10,024			5,639			4,385	78
All other assets	13,280			9,790			3,490	36
Total assets	$276,378			$207,572			$68,806	33%
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand deposits—interest-bearing	$59,731	$852	1.91%	$44,755	$663	1.98%	$14,976	33%
Money market deposits	75,967	1,456	2.56	61,111	1,388	3.04	14,856	24
Savings deposits	18,607	99	0.71	15,012	31	0.28	3,595	24
Time deposits	24,466	632	3.45	13,347	380	3.81	11,119	83
Total interest-bearing deposits	178,771	3,039	2.27	134,225	2,462	2.45	44,546	33
Short-term borrowings	1,592	43	3.58	1,322	40	4.04	270	20
Long-term debt	19,780	763	5.14	17,372	744	5.71	2,408	14
Total interest-bearing liabilities	200,143	3,845	2.57	152,919	3,246	2.84	47,224	31
Demand deposits—noninterest-bearing	38,577			29,067			9,510	33
All other liabilities	5,903			4,904			999	20
Total liabilities	244,623			186,890			57,733	31
Total Huntington shareholders’ equity	31,713			20,636			11,077	54
Non-controlling interest	42			46			(4)	(9)
Total equity	31,755			20,682			11,073	54
Total liabilities and equity	$276,378			$207,572			$68,806	33%
Net interest rate spread			2.71			2.55
Impact of noninterest-bearing funds on NIM			0.52			0.57
NII/NIM (FTE)		$6,072	3.23%		$4,447	3.12%
(1)Calculated on an FTE basis, which represents a non-GAAP measure, assuming a 21% tax rate.
(2)Yield/rates include the impact of applicable derivatives. Loan and lease and deposit average yield/rates also include the impact of applicable non-
deferrable and amortized fees.
(3)For purposes of this analysis, NALs are reflected in the average balances of loans and leases.
2026 3Q Form 10-Q    11

Year-to-Date Net Interest Income
Net interest income for the first nine-month period of 2026 increased $1.6 billion, or 37%, from the year-ago period. FTE net interest income, a non-GAAP financial measure, for the first nine-month period of 2026 also increased $1.6 billion, or 37%, from the year-ago period. The increase in FTE net interest income reflected an 11 basis point increase in the FTE NIM to 3.23% and a $60.3 billion, or 32%, increase in average total earning assets, partially offset by a $47.2 billion, or 31%, increase in interest-bearing liabilities. The higher NIM was driven by lower funding costs, partially offset by the decrease in yields on interest earning assets.
Year-to-Date Average Balance Sheet
Average assets and average earning assets for the first nine-month period of 2026, inclusive of the impacts of the Cadence and Veritex acquisitions, increased $68.8 billion, or 33%, and $60.3 billion, or 32%, respectively, from the year-ago period, with the increases primarily due to increases in average loans and leases of $50.7 billion, or
38%, and total investment and other securities of $5.6 billion, or 13%. The increase in average loans and leases included growth in average commercial loans and leases of $40.3 billion, or 53%, and average consumer loans of
$10.4 billion, or 18%.
Average liabilities and average deposits for the first nine-month period of 2026, inclusive of the impacts of the
Cadence and Veritex acquisitions, increased $57.7 billion, or 31%, and $54.1 billion, or 33%, respectively, from the year-ago period. The increase in average deposits was driven by an increase in average interest-bearing deposits of
$44.5 billion, or 33%, and an increase in noninterest-bearing deposits of $9.5 billion, or 33%.
Average shareholders’ equity for the first nine-month period of 2026 increased $11.1 billion, or 54%, from the year-ago period primarily due to the impact of common stock issued in connection with the Cadence and Veritex acquisitions, and earnings, net of dividends and share repurchases, over the last year.
Provision for Credit Losses
(This section should be read in conjunction with the “Credit Risk” section.)
The following table presents the components of the provision for credit losses.

Table 4 - Provision for Credit Losses
	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Provision for loan and lease losses	$119	$118	$494	$357
Provision (benefit) for unfunded lending commitments	4	4	(81)	(14)
Provision (benefit) for securities	—	—	—	(3)
Total provision for credit losses	$123	$122	$413	$340
The provision for credit losses for the third quarter of 2026 increased $1 million, or 1%, compared to the third quarter of 2025. The provision for credit losses for the first nine-month period of 2026 increased $73 million, or 21%, compared to the year-ago period. The increases in current period provision expense were reflective of loan growth and higher net loan charge-offs, partially offset by a lower overall reserve coverage. The provision for credit losses is also impacted by fluctuations in the provision for unfunded lending commitments.
12    Huntington Bancshares Incorporated

Noninterest Income
The following table reflects noninterest income for each of the periods presented.

Table 5 - Noninterest Income
	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2026	2025	Percent	2026	2025	Percent
Payments and cash management revenue	$211	$174	21%	$602	$494	22%
Wealth and asset management revenue	131	104	26	385	307	25
Customer deposit and loan fees	124	102	22	362	283	28
Capital markets and advisory fees	122	94	30	394	245	61
Mortgage banking income	45	43	5	130	102	27
Net gains (losses) on sales of securities	—	—	—	15	(58)	126
Other noninterest income (1)	89	111	(20)	301	220	37
Total noninterest income	$722	$628	15%	$2,189	$1,593	37%
(1)In the third quarter of 2026, we reclassified insurance income and leasing revenue into other noninterest income. Prior period amounts have been revised to conform with the current period presentation.
Noninterest income for the third quarter of 2026 increased $94 million, or 15%, from the year-ago quarter, inclusive of the impact of the Cadence and Veritex acquisitions. Payments and cash management revenue increased
$37 million, or 21%, driven by higher cash management and interchange revenue. Capital markets and advisory fees increased $28 million, or 30%, primarily due to higher advisory fees from the legacy business and the impact of three strategic business units acquired from Janney in January 2026, in addition to higher syndication fees. Wealth and asset management revenue increased $27 million, or 26%, primarily due to higher investment management and trust income. Customer deposit and loan fees increased $22 million, or 22%, primarily due to an increase in commitment fees and the volume of personal service charges. Lastly, other noninterest income decreased $22 million, or 20%, largely due to a $24 million gain on the sale of a portion of our trust and custody business that occurred during the year-ago quarter.
Noninterest income for the first nine-month period of 2026 increased $596 million, or 37%, from the year-ago period, inclusive of the impact of the Cadence and Veritex acquisitions. Capital markets and advisory fees increased
$149 million, or 61%, primarily due to higher advisory fees and the impact of three strategic business units acquired from Janney, in addition to higher syndication and underwriting fees. Payments and cash management revenue increased $108 million, or 22%, reflecting higher cash management and interchange revenue. Customer deposit and loan fees increased $79 million, or 28%, primarily reflecting an increase in the volume of personal service charges and an increase in commitment fees. Wealth and asset management revenue increased $78 million, or 25%, reflecting higher investment management and trust income. Mortgage banking income increased $28 million, or
27%, due to an increase in net origination and secondary marketing income. Other noninterest income increased
$81 million, or 37%, primarily due to the favorable net impact of credit risk transfer transactions, valuation changes on strategic and other investments, and bank owned life insurance income. In addition, the first nine-month period of 2026 included a $15 million gain from the sale of certain investment securities compared to a $58 million loss from the year-ago period, both as part of ongoing portfolio positioning.
2026 3Q Form 10-Q    13

Noninterest Expense
The following table reflects noninterest expense for each of the periods presented.

Table 6 - Noninterest Expense
	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollar amounts in millions)	2026	2025	Percent	2026	2025	Percent
Personnel costs	$990	$757	31%	$2,992	$2,150	39%
Outside data processing and other services	290	198	46	927	550	69
Equipment	79	66	20	268	201	33
Net occupancy	96	57	68	271	176	54
Professional services	38	31	23	113	75	51
Marketing	54	34	59	129	91	42
Amortization of intangibles	49	11	345	144	33	336
Other noninterest expense (1)	176	92	91	511	319	60
Total noninterest expense	$1,772	$1,246	42%	$5,355	$3,595	49%
Number of employees (average full-time equivalent)	25,898	20,247	28%	25,649	20,198	27%
(1)In the third quarter of 2026, we reclassified deposit and other insurance expense and lease financing equipment depreciation into other noninterest expense. Prior period amounts have been revised to conform with the current period presentation.
Noninterest expense in the third quarter of 2026 increased $526 million, or 42%, from the year-ago quarter and noninterest expense for the first nine-month period of 2026 increased $1.8 billion, or 49%, from the year-ago period.
Noninterest expenses for each period presented include acquisition-related expenses, as detailed in the following table.

Table 7 - Impact of Acquisition-related Expenses	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollar amounts in millions)	2026	2025	2026	2025
Personnel costs	$33	$—	$168	$—
Outside data processing and other services	52	3	214	3
Equipment	2	1	36	1
Net occupancy	10	—	14	—
Professional services	5	9	27	9
Marketing	2	—	16	—
Other noninterest expense	13	1	57	1
Total impact of acquisition-related expenses	$117	$14	$532	$14
Excluding acquisition-related expenses, noninterest expense for the third quarter of 2026 was $1.7 billion, an increase of $423 million, or 34%, from the year-ago quarter, inclusive of the impact of the Cadence and Veritex acquisitions. Personnel costs increased $200 million, or 26%, primarily due to higher salary and benefit expense.
Outside data processing and other services increased $43 million, or 22%, primarily reflecting higher technology and data expense. Amortization of intangibles increased $38 million primarily due to the impact from the addition of core deposit intangibles from the acquisitions. Net occupancy increased $29 million, or 51%, largely due to increases in lease and depreciation expense. Lastly, other noninterest expense increased $72 million, or 79%, primarily due to an increased volume of expense activity driven by the impact of the acquisitions.
14    Huntington Bancshares Incorporated

Excluding acquisition-related expenses, noninterest expense for the first nine-month period of 2026 was $4.8 billion, an increase of $1.2 billion, or 35%, from the year-ago period, inclusive of the impact of the Cadence and
Veritex acquisitions. Personnel costs increased $674 million, or 31%, primarily due to higher salary, benefit, and incentive compensation expense. Outside data processing and other services increased $166 million, or 30%, primarily due to higher technology and data expense. Amortization of intangibles increased $111 million primarily due to the impact from the addition of core deposit intangibles from the acquisitions. Net occupancy expense increased $81 million, or 46%, primarily due to increases in lease and depreciation expense. Equipment expense increased $32 million, or 16%, primarily due to an increase in depreciation expense. Other noninterest expense increased $136 million, or 43%, primarily due to an increased volume of expense activity driven by the impact of the acquisitions.
Provision for Income Taxes
The provision for income taxes and effective tax rate were $172 million and 19.3%, respectively, in the third quarter of 2026, compared to $133 million and 17.4%, respectively, in the third quarter of 2025. The provision for income taxes and effective tax rate were $451 million and 18.5%, respectively, for the nine-month period ended
September 30, 2026, compared to $351 million and 17.0%, respectively, for the nine-month period ended
September 30, 2025. The increases in the effective tax rates in both current year periods, compared to the prior year periods, related primarily to higher income before taxes, acquisition-related nondeductible expenses, and the absence of certain prior-year tax benefits. All periods included the benefits from general business credits, tax-
exempt income, tax-exempt bank-owned life insurance income, and investments in qualified affordable housing projects.
The net federal deferred tax asset was $1.6 billion and the net state deferred tax asset was $170 million at
September 30, 2026, compared to a net federal deferred tax asset of $856 million and a net state deferred tax asset of $92 million at December 31, 2025.
We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2019. The 2020-2024 tax years remain open under the statute of limitations. Also, with few exceptions, the Company is no longer subject to state, city, or foreign income tax examinations for tax years before 2021.
RISK MANAGEMENT
Our Risk Governance Framework and Risk Appetite Statement are foundational to our risk management program. The Risk Governance Framework defines the three lines of defense structure, roles, responsibilities, and requirements. The Risk Appetite Statement is approved by our Board and defines the level and types of risks we are willing to assume to achieve our corporate objectives through defined risk limits for the key risk categories to which we are exposed: credit, market, liquidity, operational, compliance, and strategic. More information on our risk management can be found in Item 1A: Risk Factors of this Quarterly Report on Form 10-Q, the Risk Factors section included in Item 1A of our 2025 Annual Report on Form 10-K, and subsequent filings with the SEC. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the
2025 Annual Report on Form 10-K.
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
2026 3Q Form 10-Q    15

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
At September 30, 2026, our loans and leases totaled $191.4 billion, representing a $41.8 billion, or 28%, increase compared to $149.6 billion at December 31, 2025. The increase was driven by a combination of the Cadence acquisition and organic growth. As of the Cadence acquisition date, acquired loans totaled $36.9 billion, including
$17.4 billion of commercial and industrial loans, $9.4 billion of commercial real estate loans, $131 million of lease financing loans, $8.2 billion of residential mortgage loans, $1.5 billion of home equity loans, and $264 million of other consumer loans.
The table below provides the composition of our total loan and lease portfolio.

Table 8 - Loan and Lease Portfolio Composition
(dollar amounts in millions)	At September 30, 2026		At December 31, 2025
Commercial:
Commercial and industrial	$93,966	49%	$69,442	46%
Commercial real estate	22,748	12	15,209	10
Lease financing	5,885	3	5,727	4
Total commercial	122,599	64	90,378	60
Consumer:
Residential mortgage	33,163	18	24,777	17
Automobile	15,355	8	16,168	11
Home equity	11,898	6	10,395	7
RV and marine	5,757	3	5,682	4
Other consumer	2,677	1	2,242	1
Total consumer	68,850	36	59,264	40
Total loans and leases	$191,449	100%	$149,642	100%
Our loan and lease portfolio is a managed mix of consumer and commercial credits. We manage the overall credit exposure and portfolio composition via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned maximum exposure limits as a percentage of capital. Commercial lending by NAICS categories, specific limits for CRE project types, loans secured by residential real estate, large dollar exposures, and designated high risk loan categories represent examples of specifically tracked components of our concentration management process. As of September 30, 2026, there were no identified concentrations that exceed the assigned exposure limit. Our concentration management policy is approved by the
ROC and is used to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk appetite. Changes to existing concentration limits and incorporating specific information relating to the potential impact on the overall portfolio composition and performance metrics require the approval of the ROC prior to implementation.
16    Huntington Bancshares Incorporated

The table below provides our total loan and lease portfolio segregated by industry type. The changes in the industry composition from December 31, 2025 are consistent with the portfolio growth metrics.

Table 9 - Loan and Lease Portfolio by Industry Type

(dollar amounts in millions)	At September 30, 2026		At December 31, 2025
Commercial loans and leases:
Real estate and rental and leasing	$28,571	15%	$20,237	14%
Finance and insurance	17,897	9	10,489	7
Retail trade (1)	12,951	7	12,181	8
Manufacturing	8,610	5	8,265	6
Health care and social assistance	7,765	4	5,920	4
Wholesale trade	6,552	3	5,842	4
Accommodation and food services	6,216	3	4,228	3
Utilities	4,923	3	3,156	2
Construction	4,820	3	2,369	2
Transportation and warehousing	4,401	2	3,288	2
Other services	3,423	2	3,617	2
Professional, scientific, and technical services	3,158	2	2,296	2
Information	3,026	2	1,937	1
Arts, entertainment, and recreation	2,489	1	1,923	1
Admin./support/waste mgmt. and remediation services	2,400	1	1,844	1
Management of companies and enterprises	1,179	1	243	—
Public administration	1,001	1	816	1
Educational services	889	—	738	—
Mining, quarrying, and oil and gas extraction	864	—	147	—
Agriculture, forestry, fishing, and hunting	831	—	410	—
Unclassified/Other	633	—	432	—
Total commercial loans and leases by industry category	122,599	64	90,378	60
Residential mortgage	33,163	18	24,777	17
Automobile	15,355	8	16,168	11
Home equity	11,898	6	10,395	7
RV and marine	5,757	3	5,682	4
Other consumer loans	2,677	1	2,242	1
Total loans and leases	$191,449	100%	$149,642	100%
(1)Amounts include $4.4 billion and $4.3 billion of auto dealer services loans at September 30, 2026 and December 31, 2025, respectively.
The following tables present our commercial real estate portfolio by property type and geographic location.

Table 10 - Commercial Real Estate Portfolio by Property Type
	At September 30, 2026		At December 31, 2025
(dollar amounts in millions)	Amount by Property Type	% of Total Loans and Leases	Amount by Property Type	% of Total Loans and Leases
Multi-family	$6,054	3%	$4,822	3%
Warehouse/Industrial	4,136	2	3,054	2
Retail	3,462	2	2,224	1
Office	2,654	1	1,804	1
Hotel	1,910	1	1,438	1
Other	4,532	3	1,867	1
Total commercial real estate loans and leases	$22,748	12%	$15,209	9%
2026 3Q Form 10-Q    17

Table 11 - Commercial Real Estate Portfolio by Geographic Location
	At September 30, 2026		At December 31, 2025
(dollar amounts in millions)	Amount by Location (1)	% of Total CRE Loans and Leases	Amount by Location (1)	% of Total CRE Loans and Leases
Texas	$6,864	30%	$4,090	27%
Ohio	2,228	10	2,176	14
Michigan	1,719	8	1,872	12
Florida	1,657	7	830	5
Georgia	1,357	6	347	2
Alabama	678	3	186	1
Illinois	654	3	787	5
California	605	3	406	3
Tennessee	546	2	73	—
Colorado	531	2	555	4
Other	5,909	26	3,887	27
Total commercial real estate loans and leases	$22,748	100%	$15,209	100%
(1)Geographic location based on location of underlying collateral.
Our CRE portfolio totaled $22.7 billion at September 30, 2026, an increase of $7.5 billion, or 50%, compared to
December 31, 2025, driven by $9.4 billion of acquired Cadence loans, partially offset by paydowns. The CRE portfolio had an associated allowance coverage of 3.9% and 3.7% at September 30, 2026 and December 31, 2025,
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
NALs and NPAs
The following table presents the details of our NALs and NPAs.

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets
(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Nonaccrual loans and leases (NALs):
Commercial and industrial	$1,046	$562
Commercial real estate	265	133
Lease financing	6	8
Residential mortgage	240	107
Automobile	8	6
Home equity	129	113
RV and marine	2	2
Other consumer	1	—
Total nonaccrual loans and leases	1,697	931
Other real estate, net	25	13
Other NPAs (1)	—	1
Total nonperforming assets	$1,722	$945
Nonaccrual loans and leases as a % of total loans and leases	0.89%	0.62%
NPA ratio (2)	0.90	0.63
(1)    Other nonperforming assets include certain impaired investment securities and/or nonaccrual loans held-for-sale.
(2)Nonperforming assets divided by the sum of loans and leases, other real estate owned, and other NPAs.
18    Huntington Bancshares Incorporated

Table 13 - Nonperforming Assets Rollforward
	Nine months ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025
Nonperforming assets, beginning of period	$945	$822
Acquired nonperforming assets	295	—
New nonperforming assets	1,706	845
Returns to accruing status	(173)	(83)
Charge-offs	(362)	(174)
Payments	(656)	(548)
Sales	(33)	(41)
Nonperforming assets, end of period	$1,722	$821
NPAs totaled $1.7 billion at September 30, 2026, a year-to-date increase of $777 million, with the increase primarily due to acquired NPAs and additional broad-based increases in commercial and industrial, residential mortgage, and commercial real estate NALs. NALs at September 30, 2026 were not concentrated in any industry or region.
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
The baseline economic forecast used as part of estimating the ACL at September 30, 2026 reflected a modest softening in the labor market and slowing economic growth. Under this scenario, the unemployment rate is expected to gradually increase over the next year to 4.7%, while GDP growth is expected to moderate through the remainder of 2026, not exceeding 2% until the fourth quarter of 2027. These economic expectations, together with portfolio-specific performance trends and other qualitative factors, were incorporated into the Company’s estimate of expected credit losses.
The table below shows the forecasted path of unemployment and GDP in the baseline economic scenario compared to the end of 2025.

Table 14 - Forecasted Key Macroeconomic Variables
	2025	2026		2027
Baseline scenario forecast	Q4	Q2	Q4	Q2	Q4
Unemployment rate (1)
3Q 2026	N/A	N/A	4.3	4.6	4.7
4Q 2025	4.3%	4.6%	4.8%	4.7%	4.6%
Gross Domestic Product (1)
3Q 2026	N/A	N/A	1.9	2.0	2.1
4Q 2025	0.5%	2.3%	1.8%	1.9%	2.0%
(1)Values reflect the baseline scenario forecast inputs for each period presented, not updated for subsequent actual amounts.
Management continues to assess the uncertainty in the macroeconomic environment, including ongoing risks in the commercial real estate environment, current inflation levels, the impacts of U.S. trade policies, including tariffs, the impact of higher oil prices, political uncertainty, and geopolitical instability, considering multiple macroeconomic forecasts that reflect a range of possible outcomes. While we have incorporated estimates of economic uncertainty into our ACL, the ultimate impact that specific challenges will have on the economy remains unknown.
2026 3Q Form 10-Q    19

Management develops additional analytics to support adjustments to our modeled results. Our Allowance for
Credit Loss Development Methodology Committee reviewed model results of each economic scenario for appropriate usage, concluding that the quantitative transaction reserve will continue to utilize scenario weighting.
Given the uncertainty associated with key economic scenario assumptions, the September 30, 2026 ACL included a general reserve that consists of various risk profile components, including profiles to capture uncertainty not addressed within the quantitative transaction reserve.
The most significant risk profile components included within our qualitative reserve at September 30, 2026 relate to business banking loans, including SBA guaranteed loans, and leveraged lending within the C&I portfolio.
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
The table below reflects the allocation of our ACL among our various loan and lease categories as well as certain coverage metrics of the reported ALLL and ACL.

Table 15 - Allocation of Allowance for Credit Losses
	At September 30, 2026			At December 31, 2025
(dollar amounts in millions)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)	Allocation of Allowance	% of Total ALLL	% of Total Loans and Leases (1)
Commercial
Commercial and industrial	$1,378	42%	49%	$1,070	42%	46%
Commercial real estate	892	28	12	569	22	10
Lease financing	87	3	3	92	4	4
Total commercial	2,357	73	64	1,731	68	60
Consumer
Residential mortgage	236	7	18	205	9	17
Automobile	146	5	8	181	7	11
Home equity	187	6	6	149	6	7
RV and marine	115	4	3	136	5	4
Other consumer	181	5	1	135	5	1
Total consumer	865	27	36	806	32	40
Total ALLL	3,222			2,537
AULC	136			206
Total ACL	$3,358			$2,743
Total ALLL as a % of:
Total loans and leases	1.68%			1.70%
Nonaccrual loans and leases	190			272
NPAs	187			269
Total ACL as % of:
Total loans and leases	1.75%			1.83%
Nonaccrual loans and leases	198			295
NPAs	195			290
(1)Percentages represent the percentage of each loan and lease category to total loans and leases.
The ACL coverage ratio was 1.75% at September 30, 2026, compared to 1.83% at December 31, 2025, with the decrease largely driven by portfolio mix changes associated with acquired and organic loan growth and changes in economic assumptions incorporated into the ACL estimate relative to year-end. The ACL coverage ratio at
September 30, 2026 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
20    Huntington Bancshares Incorporated

NCOs
The table below reflects NCO detail.

Table 16 - Net Charge-off Analysis
	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial (1)	$71	$39	$191	$119
Commercial real estate	10	(4)	15	(15)
Lease financing	—	1	(3)	7
Total commercial	81	36	203	111
Consumer:
Residential mortgage	2	—	6	1
Automobile	15	10	42	30
Home equity	—	1	1	1
RV and marine	6	4	19	16
Other consumer	42	24	105	68
Total consumer	65	39	173	116
Total net charge-offs	$146	$75	$376	$227
Net charge-offs (recoveries) - annualized percentages:
Commercial:
Commercial and industrial	0.31%	0.25%	0.29%	0.27%
Commercial real estate	0.16	(0.13)	0.08	(0.18)
Lease financing	0.03	0.04	(0.05)	0.16
Total commercial	0.27	0.18	0.23	0.20
Consumer:
Residential mortgage	0.03	0.01	0.02	0.01
Automobile	0.41	0.26	0.37	0.26
Home equity	0.01	0.01	0.01	0.01
RV and marine	0.40	0.30	0.45	0.36
Other consumer	6.30	4.92	5.50	4.89
Total consumer	0.38	0.27	0.34	0.27
Net charge-offs as a % of average loans and leases	0.31%	0.22%	0.27%	0.23%
(1)Net charge-offs for the nine months ended September 30, 2026 include $23 million of charge-offs on certain loans previously charged off by Cadence, which were written up to the unpaid principal balance at acquisition and then immediately charged off by Huntington as required by purchase accounting.
NCOs were $146 million, or 0.31% of average total loans and leases on an annualized basis, in the third quarter of 2026, compared to $75 million, or 0.22%, in the year-ago quarter, with the increase reflecting higher net charge-
offs in both the commercial and consumer loan portfolios.
NCOs were $376 million, or 0.27% of average total loans and leases on an annualized basis, for the nine-month period ended September 30, 2026, compared to $227 million, or 0.23%, for the year-ago period, with the increase also reflecting higher net charge-offs in both the commercial and consumer loan portfolios.
2026 3Q Form 10-Q    21

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
Since the Federal Reserve began reducing the federal funds rate in the third quarter of 2024, our cumulative total deposit beta (total cost of deposits) through the third quarter of 2026 was approximately 30%.
We use two approaches to model interest rate risk: net interest income at risk (NII at Risk) and economic value of equity at risk modeling sensitivity analysis (EVE at Risk).
NII at Risk is used by management to measure the risk and impact to earnings over the next 12 months, using a wide range of interest rate scenarios, including instantaneous and gradual, as well as parallel and non-parallel, changes in interest rates. The NII at Risk results included in the table below present select gradual “ramp” -200, -100,
+100 and +200 basis point parallel shift scenarios, implied by the forward yield curve over the next 12 months.

Table 17 - Net Interest Income at Risk
	At September 30, 2026			At December 31, 2025
	Federal Funds Rate			Federal Funds Rate
Basis point change scenario	Starting Point	Month 12 (1)	NII at Risk (%)	Starting Point	Month 12 (1)	NII at Risk (%)
+200	4.00%	7.00%	1.3%	3.75%	5.25%	2.5%
+100	4.00	6.00	0.7	3.75	4.25	0.9
Base	4.00	5.00	—	3.75	3.25	—
-100	4.00	4.00	-0.7	3.75	2.25	-0.6
-200	4.00	3.00	-0.7	3.75	1.25	-1.9
(1)Represents the federal funds rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
The NII at Risk shows that the balance sheet is asset-sensitive at both September 30, 2026, and December 31,
2025. The primary drivers to the change in sensitivity from December 31, 2025 include current and projected balance sheet composition over the simulation horizon and changes in market rates.
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

Table 18 - Economic Value of Equity at Risk
	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
At September 30, 2026	2.7%	2.3%	-3.1%	-6.8%
At December 31, 2025	0.3	1.7	-3.5	-8.3
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
management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 15 - “Derivative Financial Instruments” of the
Notes to Unaudited Consolidated Financial Statements.
2026 3Q Form 10-Q    23

The following presents additional information about the interest rate swaps and floors used in Huntington’s asset and liability management activities.

Table 19 - Information on Asset Liability Management Instruments
		Weighted- Average Maturity (years)		Weighted- Average Fixed Rate
(dollar amounts in millions)	Notional Value		Fair Value
At September 30, 2026
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$1,548	7.47	$218	2.16%
Pay Fixed - Receive SOFR - forward-starting (2)	4,074	11.89	295	1.18
Loans:
Receive Fixed - Pay SOFR	15,275	1.57	(282)	3.23
Receive Fixed - Pay SOFR - forward-starting (3)	4,600	3.33	(184)	3.37
Liability conversion swaps
Receive Fixed - Pay SOFR	9,099	2.62	(294)	2.90
Receive Fixed - Pay SOFR - forward-starting (3)	2,300	3.57	(104)	1.72
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	4,950	2.66	(42)	2.65/3.75
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	27	4.08	—	3.74
Pay Fed Fund - Receive SOFR (economic hedges)	1	9.06	—	3.84
Total swap portfolio	$41,874		$(393)
At December 31, 2025
Asset conversion swaps
Securities (1):
Pay Fixed - Receive SOFR	$3,987	3.92	$130	2.48%
Pay Fixed - Receive SOFR - forward-starting (6)	1,160	12.47	44	3.36
Loans:
Receive Fixed - Pay SOFR	15,800	2.05	(2)	3.18
Receive Fixed - Pay SOFR - forward-starting (7)	2,500	4.21	(3)	3.30
Liability conversion swaps
Receive Fixed - Pay SOFR	10,599	2.97	(22)	3.51
Purchased floor spreads (4)
Purchased Floor Spread - SOFR	6,750	1.06	30	2.80 / 3.87
Purchased Floor Spread - SOFR forward-starting (7)	3,200	3.49	51	2.83 / 3.83
Basis swaps (5)
Pay SOFR - Receive Fed Fund (economic hedges)	27	4.83	—	3.81
Pay Fed Fund - Receive SOFR (economic hedges)	1	9.81	—	3.99
Total swap portfolio	$44,024		$228
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
At September 30, 2026, we had a total of $837 million of capitalized MSRs representing the right to service $43.9 billion in mortgage loans.
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
Liquidity risk is reviewed and managed continuously for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, contingency funding plans. At September 30, 2026, management believes current sources of liquidity are sufficient to meet Huntington’s on- and off-balance sheet obligations over the next 12 months and for the foreseeable future.
2026 3Q Form 10-Q    25

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
Deposits
Our largest source of liquidity on a consolidated basis is customer deposits, which provide stable and lower-cost funding. Our customer deposits come from a base of primary bank customer relationships, and we continue to focus on acquiring and deepening those relationships, resulting in a diversified deposit base. Total deposits were $224.7 billion at September 30, 2026, compared to $176.6 billion at December 31, 2025. The $48.1 billion, or 27%, increase in total deposits, compared to December 31, 2025, was primarily driven by $43.5 billion of deposits acquired in the
Cadence acquisition, in addition to organic deposit growth. Total deposits included $5.1 billion of brokered deposits primarily consisting of brokered money market and time deposit balances at September 30, 2026, compared to $5.9 billion at December 31, 2025. The level of brokered deposits was below our established liquidity risk metric limits at
September 30, 2026.
Insured deposits comprised approximately 68% and 70% of our total deposits at September 30, 2026 and
December 31, 2025, respectively. The composition of our deposits is presented in the table below.

Table 20 - Deposit Composition

(dollar amounts in millions)	At September 30, 2026		At December 31, 2025
By type:
Demand deposits—noninterest-bearing	$41,317	18%	$32,205	18%
Demand deposits—interest-bearing	64,503	29	48,510	27
Money market deposits	77,509	35	65,123	37
Savings deposits	18,861	8	15,426	9
Time deposits	22,488	10	15,346	9
Total deposits	$224,678	100%	$176,610	100%

Total deposits (insured/uninsured):
Insured deposits	$153,113	68%	$123,744	70%
Uninsured deposits (1)	71,565	32	52,866	30
Total deposits	$224,678	100%	$176,610	100%
(1)Represents consolidated Huntington uninsured deposits, determined by adjusting the amounts reported in the Bank Call Report (FFIEC 031) by inter-
company deposits, which are not customer deposits and are therefore eliminated through consolidation. As of September 30, 2026, the Bank Call Report
estimated uninsured deposit balance was $75.9 billion, which includes $4.3 billion of inter-company deposits. As of December 31, 2025, the Bank Call
Report estimated uninsured deposit balance was $56.9 billion, which includes $4.1 billion of inter-company deposits.
Wholesale Funding
Sources of wholesale funding include non-customer brokered deposits, short-term borrowings, and long-term debt. Our wholesale funding totaled $28.5 billion at September 30, 2026, an increase of $4.1 billion compared to
$24.4 billion at December 31, 2025. The increase from year end was primarily due to a $4.8 billion increase in short-
term borrowings, primarily comprised of short-term FHLB advances, and $1.8 billion of senior and subordinated debt issuances, partially offset by maturities and repayments.
26    Huntington Bancshares Incorporated

Cash and Cash Equivalents and Investment Securities
Cash and cash equivalents were $16.8 billion and $13.5 billion at September 30, 2026 and December 31, 2025, respectively. The $3.3 billion increase in cash and cash equivalents was largely due to higher interest-earning deposits held at the FRB as part of prudent liquidity risk management to support our strong liquidity position.
Our investment securities portfolio is evaluated under established ALCO objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.
Total investment securities, comprised of AFS and HTM securities, were $49.4 billion at September 30, 2026, compared to $41.4 billion at December 31, 2025. The $8.0 billion increase in investment securities, compared to
December 31, 2025, was largely driven by $9.0 billion of investment securities acquired in the Cadence transaction.
At September 30, 2026, the duration of the investment securities portfolio, net of hedging, was 3.3 years. Securities are pledged to secure borrowing capacity with the FHLB and the FRB, discussed further in the Bank Liquidity and
Sources of Funding section below.
Bank Liquidity and Sources of Funding
Our primary source of funding for the Bank is customer deposits. At September 30, 2026, customer deposits funded 76% of total assets (115% of total loans and leases). To the extent we are unable to obtain sufficient liquidity through customer deposits, cash and cash equivalents, and investment securities, we may meet our liquidity needs through wholesale funding and asset securitization or sale. Additionally, the Bank may also access funding through intercompany notes or parent company deposits placed at the Bank.
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
A summary of the Bank’s selected contingent liquidity sources is presented in the following table.

Table 21 - Selected Contingent Liquidity Sources

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Unused secured borrowing capacity:
FRB	$87,502	$71,296
FHLB	20,624	16,212
Unpledged investment securities (at market value)	11,280	11,743
Interest-earning deposits held at FRB	14,439	11,712
Selected contingent liquidity sources	$133,845	$110,963
As of September 30, 2026, we believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
tax return, fees for services provided to subsidiaries, and the issuance of debt and equity instruments.
The parent company had cash and cash equivalents of $3.9 billion and $3.6 billion at September 30, 2026 and
December 31, 2025, respectively.
2026 3Q Form 10-Q    27

On October 21, 2026, our Board of Directors declared a quarterly cash dividend on our common stock of $0.155 per common share, payable on January 4, 2027 to shareholders of record on December 18, 2026. Additionally, on
October 21, 2026, our Board of Directors declared quarterly dividends on our Series B, F, G, H, J, and K preferred stock, payable on January 15, 2027 to shareholders of record on January 1, 2027, and a quarterly dividend on our
Series L preferred stock, payable on February 19, 2027 to shareholders of record on February 4, 2027. On
September 14, 2026, our Board of Directors declared a quarterly dividend on our Series I preferred stock, payable on
December 1, 2026 to shareholders of record on November 15, 2026. Current quarterly dividend declarations are expected to total approximately $353 million.
During the first nine months of 2026, the Bank paid common dividends to the parent company of $1.1 billion.
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
As of September 30, 2026, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
The following table presents our credit ratings and rating agency outlooks.

Table 22 - Credit Ratings and Outlook
At September 30, 2026
	Moody’s	Standard & Poor’s	Fitch (2)	DBRS Morningstar
Huntington Bancshares Incorporated
Senior unsecured notes	Baa1	BBB+	BBB+	A
Subordinated notes	Baa1	BBB	BBB	A (low)
Commercial paper	NR	NR	F1	R-1 (low)
Ratings outlook	Negative	Stable	Stable	Stable
The Huntington National Bank
Senior unsecured notes	A3	A-	A-	A (high)
Long-term deposits	A1	NR (1)	A	A (high)
Short-term deposits	P-1	NR (1)	F1	R-1 (middle)
Ratings outlook	Negative	Stable	Stable	Stable
NR - Not Rated
(1)Standard & Poor’s does not provide a depositor rating. The Bank’s long-term issuer credit rating is A- and its short-term issuer credit rating is A-2.
(2)In September 2026, Fitch Ratings lowered the Company's senior unsecured debt rating to BBB+ and subordinated debt rating to BBB. Fitch indicated that the action reflected the application of its methodology for institutions expected to be subject to Category III regulatory standards and did not reflect a change in its assessment of the Company's underlying credit profile.
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
To govern operational risks, we have an Operational Risk Committee, a Legal, Regulatory, and Compliance
Committee, a Funds Movement and Fraud Risk Committee, an Information and Technology Risk Committee, a
Regulatory and Data Oversight Committee, and a Third Party Risk Management Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a Model Risk
Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise.
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
2026 3Q Form 10-Q    29

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
30    Huntington Bancshares Incorporated

The following table presents certain regulatory capital information at both the consolidated and Bank level.

Table 23 - Regulatory Capital Information
(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Consolidated:
CET1 risk-based capital ratio	10.1%	10.4%
Tier 1 risk-based capital ratio	11.5	12.0
Total risk-based capital ratio	13.7	14.2
Tier 1 leverage ratio	9.0	9.3
CET1 risk-based capital	$21,684	$17,286
Tier 1 risk-based capital	24,575	20,027
Total risk-based capital	29,376	23,593
Total risk-weighted assets	214,442	166,684
Bank:
CET1 risk-based capital ratio	11.9%	11.7%
Tier 1 risk-based capital ratio	12.1	12.4
Total risk-based capital ratio	14.0	14.0
Tier 1 leverage ratio	9.5	9.6
CET1 risk-based capital	$25,523	$19,426
Tier 1 risk-based capital	25,944	20,626
Total risk-based capital	29,830	23,165
Total risk-weighted assets	213,584	165,701
At September 30, 2026, Huntington and the Bank maintained capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Our consolidated CET1 risk-based capital ratio was 10.1% at
September 30, 2026, compared to 10.4% at December 31, 2025, with the decrease driven by higher risk-weighted assets primarily resulting from loan growth, the impact of the Cadence acquisition, and share repurchases, partially offset by an increase in regulatory capital from current period earnings, net of dividends. The Bank CET1 risk-based capital ratio of 11.9% increased approximately 20 basis points from year-end driven by bank earnings, net of upstream dividends to the parent, and a $780 million capital contribution from the parent, which the Bank in turn used to redeem its outstanding preferred stock held by the parent, partially offset by higher risk-weighted assets and the impact of the Cadence acquisition.
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
Shareholders’ equity totaled $32.2 billion at September 30, 2026, an increase of $7.8 billion, or 32%, when compared with December 31, 2025. The increase was primarily driven by $8.3 billion of common and preferred equity issued as consideration for the Cadence acquisition, in addition to earnings, net of dividends, that were partially offset by share repurchases and a reduction in accumulated other comprehensive income driven by changes in interest rates. Our common dividend and total payout ratios were 52% and 74%, respectively, for the first nine-month period of 2026, compared to 43% for both ratios for the same period of 2025. The year-over-year increase in the common dividend payout ratio was due to the impact of acquisition-related expenses on earnings.
2026 3Q Form 10-Q    31

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
On April 22, 2026, our Board approved the repurchase of up to $3.0 billion of common shares with no expiration date. During the nine months ended September 30, 2026, we repurchased 24.8 million shares totaling $409 million.
As of September 30, 2026, we had $2.85 billion of common shares remaining for repurchase under the current
Board-approved authorization.
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
32    Huntington Bancshares Incorporated

Net Income (Loss) by Business Segment
Net income (loss) by business segment is presented in the following table.

Table 24 - Net Income (Loss) by Business Segment
	Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025
Consumer & Regional Banking	$1,494	$998
Commercial Banking	1,116	893
Treasury / Other	(639)	(199)
Net income attributable to Huntington	$1,971	$1,692

Consumer & Regional Banking

Table 25 - Key Performance Indicators for Consumer & Regional Banking
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2026	September 30, 2025	Amount	Percent
Net interest income	$4,274	$3,018	$1,256	42%
Provision for credit losses	269	306	(37)	(12)
Net interest income after provision for credit losses	4,005	2,712	1,293	48
Noninterest income	1,285	1,059	226	21
Noninterest expense:
Direct personnel costs	1,210	907	303	33
Other noninterest expense, including corporate allocations	2,189	1,601	588	37
Total noninterest expense	3,399	2,508	891	36
Income before income taxes	1,891	1,263	628	50
Provision for income taxes	397	265	132	50
Net income attributable to Huntington	$1,494	$998	$496	50%
Number of employees (average full-time equivalent)	13,813	11,240	2,573	23%
Total average assets	$110,921	$79,149	$31,772	40
Total average loans/leases	101,045	73,176	27,869	38
Total average deposits	146,892	111,416	35,476	32
Net interest margin	3.79%	3.56%	0.23%	6
NCOs	$291	$181	$110	61
NCOs as a % of average loans and leases	0.38%	0.33%	0.05%	15
Total assets under management (in billions)—eop	$48.7	$37.0	$11.7	32
Total trust assets (in billions)—eop	67.8	57.5	10.3	18
Consumer & Regional Banking net income was $1.5 billion in the nine-month period of 2026, an increase of $496 million, or 50%, compared to the year-ago period. Segment net interest income increased $1.3 billion, or 42%, primarily due to a $27.9 billion, or 38%, increase in average loans and leases, which includes the Cadence and
Veritex acquisitions, and a 23 basis point increase in NIM. Provision for credit losses decreased $37 million due to changes in the loan portfolio, partially offset by higher net charge-offs and loan growth. Noninterest income increased $226 million, or 21%, primarily due to the impact of the Cadence and Veritex acquisitions, as well as growth in customer deposit fee income, wealth and asset management revenue, and payments and cash management revenue. Noninterest expense increased $891 million, or 36%, primarily due to incremental expenses associated with the Cadence and Veritex acquisitions, along with higher indirect expense allocations and personnel costs.
2026 3Q Form 10-Q    33

Commercial Banking

Table 26 - Key Performance Indicators for Commercial Banking
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2026	September 30, 2025	Amount	Percent
Net interest income	$2,065	$1,564	$501	32%
Provision for credit losses	143	34	109	321
Net interest income after provision for credit losses	1,922	1,530	392	26
Noninterest income	783	557	226	41
Noninterest expense:
Direct personnel costs	581	440	141	32
Other noninterest expense, including corporate allocations	697	499	198	40
Total noninterest expense	1,278	939	339	36
Income before income taxes	1,427	1,148	279	24
Provision for income taxes	300	241	59	24
Income attributable to non-controlling interest	11	14	(3)	(21)
Net income attributable to Huntington	$1,116	$893	$223	25%
Number of employees (average full-time equivalent)	2,719	2,200	519	24%
Total average assets	$93,545	$69,522	$24,023	35
Total average loans/leases	82,775	59,933	22,842	38
Total average deposits	61,333	44,129	17,204	39
Net interest margin	3.25%	3.33%	(0.08)%	(2)
NCOs	$84	$46	$38	83
NCOs as a % of average loans and leases	0.14%	0.10%	0.04%	40
Commercial Banking net income was $1.1 billion in the first nine-month period of 2026, an increase of $223 million, or 25%, compared to the year-ago period. Segment net interest income increased $501 million, or 32%, primarily driven by a $22.8 billion, or 38%, increase in average loans and leases, partially offset by a $17.2 billion, or
39%, increase in average deposits. The increases in loans and leases and deposits were driven by the impact of the
Cadence and Veritex acquisitions, as well as organic growth. The provision for credit losses increased $109 million primarily due to loan and lease growth. Noninterest income increased $226 million, or 41%, primarily due to the contributions of Cadence and Veritex, and an additional increase in capital markets and advisory fees, which included the impact of three strategic business units acquired from Janney in January 2026. Customer deposit and loan fees and payment and cash management revenue were also higher. Noninterest expense increased $339 million, or 36%, primarily driven by higher personnel expense related to the recent acquisitions and higher allocated overhead.
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
calculated at a statutory 21% tax rate, although our overall effective tax rate is lower.
34    Huntington Bancshares Incorporated

Table 27 - Key Performance Indicators for Treasury / Other
	Nine Months Ended		Change
(dollar amounts in millions)	September 30, 2026	September 30, 2025	Amount	Percent
Net interest loss	$(327)	$(183)	$(144)	(79)%
Noninterest income	121	(23)	144	626
Noninterest expense:
Direct personnel costs	1,201	803	398	50
Other noninterest expense, including corporate allocations	(523)	(655)	132	20
Total noninterest expense	678	148	530	358
Loss before income taxes	(885)	(354)	(531)	(150)
Benefit for income taxes	(246)	(155)	(91)	(59)
Net loss attributable to Huntington	$(639)	$(199)	$(440)	(221)%
Number of employees (average full-time equivalent)	9,117	6,758	2,359	35%
Total average assets	$71,912	$58,901	$13,011	22
Treasury / Other had a net loss of $639 million in the first nine-month period of 2026, compared to a net loss of
$199 million in the year-ago period, driven by acquisition-related expenses, an increase in net interest loss, and a reduction in corporate allocations, partially offset by higher noninterest income and an increase in the benefit for income taxes. Net interest loss increased $144 million primarily due to the net impact of FTP credits assigned to each business segment. The increase in noninterest income was largely due to the addition of Cadence and Veritex, while the increase in noninterest expense was largely due to acquisition-related expenses. The benefit for income taxes increased $91 million primarily due to an increase in pre-tax loss.
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
conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
2026 3Q Form 10-Q    35

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
Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures, including FTE net interest income, FTE total revenue, FTE net interest margin, and the efficiency and tangible common equity ratios, where management believes it to be helpful in understanding our results of operations or financial position. Where non-
GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, for FTE net interest income and FTE total revenue can be found in Table 1 in this report and in the reconciliation below for the efficiency and tangible common equity ratios.
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
The following table provides a reconciliation of the Company’s tangible common equity to tangible assets ratio.

	September 30,	December 31,
(dollar amounts in millions)	2026	2025
Calculation of tangible equity / asset ratio:
Total Huntington shareholders’ equity	$32,179	$24,342
Goodwill and other intangible assets	(10,393)	(6,142)
Deferred tax liability on other intangible assets (1)	182	30
Total tangible equity	21,968	18,230
Preferred equity	(2,881)	(2,731)
Total tangible common equity	$19,087	$15,499
Total assets	$287,833	$225,106
Goodwill and other intangible assets	(10,393)	(6,142)
Deferred tax liability on other intangible assets (1)	182	30
Total tangible assets	$277,622	$218,994
Shareholders' equity / total assets	11.2%	10.8%
Tangible equity / tangible asset ratio	7.9	8.3
Tangible common equity / tangible asset ratio	6.9	7.1
(1)Deferred tax liability related to other intangible assets is calculated at a 21% tax rate.
2026 3Q Form 10-Q    37

Efficiency Ratio
The following table provides a reconciliation of the Company’s efficiency ratio.

	Three Months Ended		Nine Months Ended
(amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest expense (GAAP)	$1,772	$1,246	$5,355	$3,595
Less: Intangible amortization	49	11	144	33
Noninterest expense less amortization of intangibles (non-GAAP)	$1,723	$1,235	$5,211	$3,562
Net interest income	$2,069	$1,506	$6,012	$4,399
Noninterest income	722	628	2,189	1,593
Total Revenue (GAAP)	2,791	2,134	8,201	5,992
Add: FTE adjustment (1)	21	17	60	48
Less: Gains (losses) on sales of securities	—	—	15	(58)
FTE revenue less gains (losses) on sales of securities (non-GAAP)	$2,812	$2,151	$8,246	$6,098
Efficiency Ratio (2)	61.2%	57.4%	63.2%	58.4%
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
Allowance for Credit Losses
Our ACL at September 30, 2026 represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the ACL by projecting probability of default, loss given default, and exposure at default, conditional on economic parameters, for the remaining contractual term. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, the portfolio performance, and assigned risk ratings. We utilize statistically based models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time to time.
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
38    Huntington Bancshares Incorporated

Given the dynamic relationship between macroeconomic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. As a result, management uses a probability-weighted approach that incorporates a baseline, an adverse, and a more favorable economic scenario when formulating the quantitative estimate.
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100%
weighting applied to an adverse scenario reflecting an amount of stress in excess of current expectations. Under this scenario, as an example, the unemployment rate increases significantly from baseline levels peaking in the fourth quarter of 2027 and GDP declines significantly. The unemployment rate in this adverse scenario is projected to peak at 8.4% in the fourth quarter of 2027. This is approximately 3.7% higher than the baseline scenario projected peak of
4.7%. In addition, GDP is significantly lower in the adverse scenario, with GDP turning negative for the remainder of
2026 before turning positive in the third quarter of 2027 but staying below 2%.
To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at September 30,
2026, management calculated the difference between our quantitative ACL and this 100% adverse scenario.
Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $1.1 billion at September 30, 2026.
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
2026 3Q Form 10-Q    39

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
Statements.
Goodwill
Subsequent to the completion of our annual impairment test, as described in the Critical Accounting Policies and
Use of Significant Estimates section within the MD&A of Huntington’s 2025 Annual Report on Form 10-K, we
completed the acquisitions of Veritex and Cadence effective October 20, 2025, and February 1, 2026, respectively, which resulted in the recognition of additional goodwill of $450 million and $3.5 billion, respectively. Because this goodwill arose after our annual testing date, it was not included in the annual impairment analysis performed as of
October 1, 2025. However, the additions of Veritex and Cadence did not change our conclusion with respect to goodwill impairment and no triggering event occurred through the end of the third quarter of 2026 that required a reassessment of goodwill. The goodwill recognized in connection with the acquisitions has been assigned to our reporting units based on our assessment of how the acquired business will be integrated and how its operations will be managed. For more information, see Note 8 - “Goodwill and Other Intangible Assets” of the Notes to the
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
40    Huntington Bancshares Incorporated

Item 1: Financial Statements
Huntington Bancshares Incorporated
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
(dollar amounts in millions)	2026	2025
Assets
Cash and due from banks	$2,377	$1,783
Interest-earning deposits with banks	15,019	12,295
Trading account assets	345	63
Available-for-sale securities	34,623	26,132
Held-to-maturity securities	14,733	15,258
Other securities	1,433	994
Loans held for sale (includes $1,154 and $885, respectively, measured at fair value)	1,567	1,415
Loans and leases (includes $166 and $167, respectively, measured at fair value)	191,449	149,642
Allowance for loan and lease losses	(3,222)	(2,537)
Net loans and leases (1)	188,227	147,105
Bank-owned life insurance	3,687	2,902
Accrued income and other receivables	3,255	2,621
Premises and equipment	2,166	1,321
Goodwill	9,527	5,997
Servicing rights and other intangible assets	1,728	752
Other assets (1)	9,146	6,468
Total assets	$287,833	$225,106
Liabilities and shareholders’ equity
Liabilities
Deposits:
Demand deposits—noninterest-bearing	$41,317	$32,205
Interest-bearing	183,361	144,405
Total deposits	224,678	176,610
Short-term borrowings	6,066	1,261
Long-term debt (1) (includes $1,561 and $1,161, respectively, measured at fair value)	17,341	17,221
Other liabilities (1)	7,531	5,635
Total liabilities	255,616	200,727
Commitments and Contingent Liabilities (Note 17)
Shareholders’ equity
Preferred stock	2,881	2,731
Common stock	20	16
Capital surplus	25,101	17,244
Less treasury shares, at cost	(92)	(92)
Accumulated other comprehensive income (loss)	(2,974)	(1,908)
Retained earnings	7,243	6,351
Total Huntington shareholders’ equity	32,179	24,342
Non-controlling interest	38	37
Total equity	32,217	24,379
Total liabilities and equity	$287,833	$225,106
Common shares authorized (par value of $0.01)	2,250,000,000	2,250,000,000
Common shares outstanding	2,015,387,251	1,567,732,506
Treasury shares outstanding	6,952,614	7,187,541
Preferred stock, authorized shares	6,617,808	6,617,808
Preferred shares outstanding	891,900	885,000
(1)Includes VIE balances in net loans and leases, other assets, long-term debt, and other liabilities of $415 million, $454 million, $352 million, and $117 million, respectively, at September 30, 2026, and $669 million, $431 million, $600 million, and $152 million, respectively, at December 31, 2025. See Note
16 - “Variable Interest Entities” for additional information.
          See Notes to Unaudited Consolidated Financial Statements
2026 3Q Form 10-Q    41

Huntington Bancshares Incorporated
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and fee income:
Loans and leases	$2,784	$2,050	$8,074	$5,926
Available-for-sale securities
Taxable	296	246	839	811
Tax-exempt	34	33	101	98
Held-to-maturity securities—taxable	96	105	292	320
Other securities—taxable	19	12	52	36
Other	160	154	499	454
Total interest income	3,389	2,600	9,857	7,645
Interest expense:
Deposits	1,071	830	3,039	2,462
Short-term borrowings	9	13	43	40
Long-term debt	240	251	763	744
Total interest expense	1,320	1,094	3,845	3,246
Net interest income	2,069	1,506	6,012	4,399
Provision for credit losses	123	122	413	340
Net interest income after provision for credit losses	1,946	1,384	5,599	4,059
Noninterest income:
Payments and cash management revenue	211	174	602	494
Wealth and asset management revenue	131	104	385	307
Customer deposit and loan fees	124	102	362	283
Capital markets and advisory fees	122	94	394	245
Mortgage banking income	45	43	130	102
Net gains (losses) on sales of securities	—	—	15	(58)
Other noninterest income	89	111	301	220
Total noninterest income	722	628	2,189	1,593
Noninterest expense:
Personnel costs	990	757	2,992	2,150
Outside data processing and other services	290	198	927	550
Equipment	79	66	268	201
Net occupancy	96	57	271	176
Professional services	38	31	113	75
Marketing	54	34	129	91
Amortization of intangibles	49	11	144	33
Other noninterest expense	176	92	511	319
Total noninterest expense	1,772	1,246	5,355	3,595
Income before income taxes	896	766	2,433	2,057
Provision for income taxes	172	133	451	351
Income after income taxes	724	633	1,982	1,706
Income attributable to non-controlling interest	3	4	11	14
Net income attributable to Huntington	721	629	1,971	1,692
Dividends on preferred shares	41	27	123	81
Net income applicable to common shares	$680	$602	$1,848	$1,611
Average common shares—basic	2,019,285	1,459,129	1,970,567	1,456,979
Average common shares—diluted	2,046,873	1,484,587	1,999,440	1,482,677
Per common share:
Net income—basic	$0.34	$0.41	$0.94	$1.11
Net income—diluted	0.33	0.41	0.92	1.09
See Notes to Unaudited Consolidated Financial Statements
42    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to Huntington	$721	$629	$1,971	$1,692
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of hedges	(520)	153	(632)	505
Net change related to cash flow hedges on loans	(243)	23	(437)	283
Translation adjustments, net of hedges	—	(1)	(1)	6
Change in accumulated unrealized losses for pension and other post-retirement obligations	2	—	4	1
Other comprehensive (loss) income, net of tax	(761)	175	(1,066)	795
Comprehensive (loss) income attributable to Huntington	(40)	804	905	2,487
Comprehensive income attributed to non-controlling interest	3	4	11	14
Comprehensive (loss) income	$(37)	$808	$916	$2,501
See Notes to Unaudited Consolidated Financial Statements
2026 3Q Form 10-Q    43

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non- controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Three months ended September 30, 2026
Balance, beginning of period	$2,881	2,027,567	$20	$25,150	(7,152)	$(94)	$(2,213)	$6,880	$32,624	$41	$32,665
Net income								721	721	3	724
Other comprehensive loss, net of tax							(761)		(761)		(761)
Repurchases of common stock		(6,063)	—	(100)					(100)		(100)
Cash dividends declared:
Common ($0.155 per share)								(317)	(317)		(317)
Preferred								(41)	(41)		(41)
Recognition of the fair value of share-based compensation				53					53		53
Other share-based compensation activity		836	—	(3)				—	(3)		(3)
Other				1	199	2			3	(6)	(3)
Balance, end of period	$2,881	2,022,340	$20	$25,101	(6,953)	$(92)	$(2,974)	$7,243	$32,179	$38	$32,217

Three months ended September 30, 2025
Balance, beginning of period	$1,989	1,465,773	$15	$15,506	(6,973)	$(87)	$(2,246)	$5,751	$20,928	$42	$20,970
Net income								629	629	4	633
Other comprehensive income, net of tax							175		175		175
Net proceeds from issuance of Series K preferred stock	741								741		741
Cash dividends declared:
Common ($0.155 per share)								(230)	(230)		(230)
Preferred								(27)	(27)		(27)
Recognition of the fair value of share-based compensation				31					31		31
Other share-based compensation activity		525	—	—				—	—		—
Other	1			—	65	—			1	(8)	(7)
Balance, end of period	$2,731	1,466,298	$15	$15,537	(6,908)	$(87)	$(2,071)	$6,123	$22,248	$38	$22,286
See Notes to Unaudited Consolidated Financial Statements
44    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Changes in Shareholders’ Equity (continued) (Unaudited)

(dollar amounts in millions, share amounts in thousands)	Preferred Stock	Common Stock		Capital Surplus	Treasury Stock		AOCI	Retained Earnings	Huntington Shareholders’ Equity	Non- controlling Interest	Total Equity
	Amount	Shares	Amount		Shares	Amount
Nine months ended September 30, 2026
Balance, beginning of period	$2,731	1,574,920	$16	$17,244	(7,188)	$(92)	$(1,908)	$6,351	$24,342	$37	$24,379
Net income								1,971	1,971	11	1,982
Other comprehensive loss, net of tax							(1,066)		(1,066)		(1,066)
Cadence acquisition:
Issuance of common stock		461,548	4	8,064					8,068		8,068
Conversion of equity awards				117					117		117
Issuance of Series L Preferred Stock	150			—					150		150
Repurchases of common stock		(24,779)	—	(409)					(409)		(409)
Cash dividends declared:
Common ($0.465 per share)								(954)	(954)		(954)
Preferred								(123)	(123)		(123)
Recognition of the fair value of share-based compensation				148					148		148
Other share-based compensation activity		10,651	—	(67)				(2)	(69)		(69)
Other				4	235	—			4	(10)	(6)
Balance, end of period	$2,881	2,022,340	$20	$25,101	(6,953)	$(92)	$(2,974)	$7,243	$32,179	$38	$32,217

Nine months ended September 30, 2025
Balance, beginning of period	$1,989	1,460,620	$15	$15,484	(6,984)	$(86)	$(2,866)	$5,204	$19,740	$42	$19,782
Net income								1,692	1,692	14	1,706
Other comprehensive income, net of tax							795		795		795
Net proceeds from issuance of Series K preferred stock	741								741		741
Cash dividends declared:
Common ($0.465 per share)								(690)	(690)		(690)
Preferred								(81)	(81)		(81)
Recognition of the fair value of share-based compensation				84					84		84
Other share-based compensation activity		5,678	—	(33)				(2)	(35)		(35)
Other	1			2	76	(1)			2	(18)	(16)
Balance, end of period	$2,731	1,466,298	$15	$15,537	(6,908)	$(87)	$(2,071)	$6,123	$22,248	$38	$22,286

See Notes to Unaudited Consolidated Financial Statements
2026 3Q Form 10-Q    45

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025
Operating activities
Net income	$1,982	$1,706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	413	340
Depreciation, amortization, and accretion	553	572
Share-based compensation expense	148	84
Deferred income tax benefit	(311)	(267)
Net (gains) losses on sales of securities	(15)	58
Gain from early extinguishment of debt	—	(11)
Net change in:
Trading account assets	(282)	(28)
Loans held for sale	430	(182)
Other assets	(2,130)	(427)
Short-term borrowings	205	48
Other liabilities	1,555	(264)
Other, net	(128)	(75)
Net cash provided by operating activities	2,420	1,554
Investing activities
Change in interest-earning deposits with banks	(11)	285
Proceeds from:
Maturities and calls of available-for-sale securities	14,446	5,339
Maturities and calls of held-to-maturity securities	1,408	1,298
Maturities and calls of other securities	582	107
Sales of available-for-sale securities	4,538	860
Sales of other securities	17	—
Purchases of available-for-sale securities	(19,583)	(4,069)
Purchases of held-to-maturity securities	(871)	(515)
Purchases of other securities	(787)	(159)
Net proceeds from sales of loans and leases	721	376
Principal payments received under direct finance leases	1,494	1,362
Net loan and lease activity, excluding sales and purchases	(7,614)	(9,542)
Purchases of premises and equipment	(310)	(149)
Purchases of loans and leases	(498)	(627)
Net accrued income and other receivables activity	(294)	472
Net cash and cash equivalents received from business combinations	1,680	—
Other, net	81	51
Net cash used in investing activities	(5,001)	(4,911)
Financing activities
Increase in deposits	4,538	2,764
Net change in short-term borrowings	3,254	(126)
Net proceeds from issuance of long-term debt	7,550	2,462
Repayment of long-term debt	(7,950)	(1,759)
Dividends paid on preferred stock	(124)	(81)
Dividends paid on common stock	(877)	(680)
Repurchases of common stock	(409)	—
Net proceeds from issuance of preferred stock	—	741
Other, net	(80)	(73)
Net cash provided by financing activities	5,902	3,248
Increase (decrease) in cash and cash equivalents	3,321	(109)
Cash and cash equivalents at beginning of period (1)	13,495	12,847
Cash and cash equivalents at end of period (1)	$16,816	$12,738
46    Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Consolidated Statements of Cash Flows (continued) (Unaudited)

	Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025
Supplemental disclosures:
Interest paid	$3,909	$3,260
Income taxes paid	162	220
Non-cash activities
Loans transferred to held-for-sale from portfolio	1,352	383
Loans transferred to portfolio from held-for-sale	194	20
Business combination:
Fair value of tangible assets acquired	50,341	—
Goodwill and other intangible assets	4,502	—
Fair value of liabilities assumed	46,508	—
Common stock and equity-based awards issued	8,185	—
Preferred stock issued	150	—
(1)Includes cash and due from banks and interest-earning deposits at the FRB, included within Interest-earning deposits with banks on our Unaudited
Consolidated Balance Sheets.
See Notes to Unaudited Consolidated Financial Statements
2026 3Q Form 10-Q    47

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
In the third quarter of 2026, we reclassified insurance income and leasing revenue into other noninterest income, and we reclassified deposit and other insurance expense and lease financing equipment depreciation into other noninterest expense. Prior period amounts have been revised to conform with the current period presentation.
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
48    Huntington Bancshares Incorporated

Under the terms of the Veritex Merger Agreement, Huntington issued 1.95 shares of its common stock for each outstanding share of Veritex common stock (“Veritex Merger Consideration”), in a 100% stock transaction, with cash paid in lieu of fractional shares. In addition, each holder of an outstanding Veritex stock option received cash equal to the per-share value of the Veritex Merger Consideration over the per-share exercise price, while any Veritex stock option with a per-share exercise price that was equal to or greater than the per share value of the Merger
Consideration was cancelled for no consideration, and each outstanding restricted stock unit representing a right to receive Veritex common stock was converted into a restricted stock unit representing a right to receive Huntington’s common stock as adjusted by the 1.95 exchange ratio. Upon completion of the merger, Huntington issued 107 million shares of its common stock to Veritex shareholders of record as of the merger date, in addition to 1 million shares issued upon the conversion of certain Veritex equity awards, resulting in total consideration from the transaction of $1.7 billion based on the closing price of Huntington’s common stock on October 17, 2025.
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

(dollar amounts in millions)	Fair Value
Purchase consideration
Fair value of common stock issued	$1,659
Fair value of equity-based awards	23
Cash	2
Total consideration	1,684
Assets acquired
Cash and due from banks	19
Interest-earning deposits with banks	943
Available-for-sale securities	1,274
Other securities	76
Loans held for sale	83
Loans and leases	9,300
Allowance for loan and lease losses	(143)
Net loans and leases	9,157
Bank-owned life insurance	87
Premises and equipment	135
Servicing rights and other intangible assets	105
Other assets	147
Total assets acquired	12,026
Liabilities assumed
Deposits	10,516
Long-term debt	159
Other liabilities	117
Total liabilities assumed	10,792
Fair value of net assets acquired	1,234
Goodwill	$450
2026 3Q Form 10-Q    49

In connection with the Veritex acquisition, Huntington recorded goodwill of $450 million, none of which is anticipated to be deductible for tax purposes. The goodwill is primarily attributable to synergies, operational efficiencies, and other factors expected to arise from the transaction. See Note 8 - “Goodwill and Other Intangible
Assets” to the Consolidated Financial Statements appearing in Huntington’s 2025 Annual Report on Form 10-K for
information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets.
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
Under the terms of the Cadence Merger Agreement, Huntington issued 2.475 shares of common stock for each outstanding common share of Cadence in a 100% stock transaction, with cash paid in lieu of fractional shares. In addition, each outstanding share of 5.50% Series A Non-Cumulative Perpetual Preferred Stock of Cadence was
converted into the right to receive one depositary share representing 1/1000 of a share of a newly created 5.50%
Series L Non-Cumulative Perpetual Preferred Stock of Huntington. Upon completion of the merger, Huntington issued 462 million shares of its common stock to Cadence shareholders of record as of the merger date, in addition to the conversion of certain Cadence equity awards into Huntington equity awards and the issuance of the depositary shares representing the newly created Series L Preferred Stock, resulting in total consideration from the transaction of $8.3 billion based on the closing price of Huntington’s common stock on January 30, 2026.
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
50    Huntington Bancshares Incorporated

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
In connection with the Cadence acquisition, Huntington recorded preliminary goodwill of $3.5 billion, none of which is anticipated to be deductible for tax purposes. The preliminary goodwill is primarily attributable to synergies, operational efficiencies, and other factors expected to arise from the transaction. Information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts of core deposit and other intangible assets, are provided in Note 8 - “Goodwill and Other Intangible Assets”
of the Notes to Unaudited Consolidated Financial Statements.
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
market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.
2026 3Q Form 10-Q    51

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
52    Huntington Bancshares Incorporated

Pro Forma Financial Information (Unaudited)
Huntington's operating results for the three and nine months ended September 30, 2026 include the operating results of the acquired assets and assumed liabilities of Veritex subsequent to the acquisition on October 20, 2025 and Cadence subsequent to the acquisition on February 1, 2026. Due to the streamlining and integration of certain operating activities into those of Huntington post-acquisition, historical reporting for the former Veritex and
Cadence operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before income taxes are impracticable for the periods subsequent to the acquisitions.
The following table presents unaudited pro forma combined information as if the acquisitions of Veritex and
Cadence had occurred on January 1, 2025 under the “Unaudited Pro Forma Combined Results” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the net discount associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired interest-bearing deposits and long-term debt, and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2025. Pro forma combined results for the three and nine months ended September 30,
2026 include $117 million and $590 million, respectively, of acquisition-related expenses attributable to the acquisitions, which primarily included, but were not limited to, severance costs, professional services, and data processing fees. Pro forma combined results also include adjustments for the elimination of Veritex’s and Cadence’s intangible amortization expense and Cadence’s interest income and interest expense related to premium amortization/discount accretion from prior acquisitions, and the related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Huntington acquired
Veritex and Cadence on January 1, 2025. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma combined amounts.

	Unaudited Pro Forma Combined Results
	Three months ended		Nine months ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest income	$2,072	$2,041	$6,148	$5,920
Noninterest income	722	736	2,246	1,914
Net income attributable to Huntington	733	753	1,932	2,091
2026 3Q Form 10-Q    53

4. INVESTMENT AND OTHER SECURITIES
Debt securities are classified as held-to-maturity when Huntington has the intent and ability to hold the securities to their maturity. All other debt and equity securities are classified as either available-for-sale or other securities. The following tables provide amortized cost, fair value, and gross unrealized gains and losses by investment category.

		Unrealized
(dollar amounts in millions)	Amortized Cost (1)(2)	Gross Gains	Gross Losses	Fair Value
At September 30, 2026
Available-for-sale securities:
U.S. Treasury	$8,554	$—	$(100)	$8,454
Federal agencies:
Residential MBS	14,004	3	(1,891)	12,116
Residential CMO	6,710	—	(521)	6,189
Commercial MBS	3,330	—	(805)	2,525
Other agencies	451	1	(3)	449
Total U.S. Treasury, federal agency, and other agency securities	33,049	4	(3,320)	29,733
Municipal securities	4,659	1	(193)	4,467
Corporate debt	185	—	(21)	164
Asset-backed securities	168	—	(7)	161
Private-label CMO	98	—	(10)	88
Other securities/sovereign debt	10	—	—	10
Total available-for-sale securities	$38,169	$5	$(3,551)	$34,623

Held-to-maturity securities:
U.S. Treasury	$2,369	$—	$(29)	$2,340
Federal agencies:
Residential MBS	7,497	—	(1,318)	6,179
Residential CMO	3,629	—	(684)	2,945
Commercial MBS	1,204	—	(233)	971
Other agencies	33	—	(3)	30
Total U.S. Treasury, federal agency, and other agency securities	14,732	—	(2,267)	12,465
Municipal securities	1	—	—	1
Total held-to-maturity securities	$14,733	$—	$(2,267)	$12,466

Other securities, at cost:
Non-marketable equity securities:
FRB stock	$884	$—	$—	$884
FHLB stock	426	—	—	426
Other non-marketable equity securities	61	—	—	61
Other securities, at fair value:
Mutual funds	28	—	—	28
Equity securities	34	2	(2)	34
Total other securities	$1,433	$2	$(2)	$1,433
(1)Amortized cost amounts exclude accrued interest receivable, which is recorded within accrued income and other receivables on the Unaudited
Consolidated Balance Sheets. At September 30, 2026, accrued interest receivable on AFS securities and HTM securities totaled $156 million and $40 million, respectively.
(2)Excluded from the amortized cost are portfolio level basis adjustments for securities designated in fair value hedges under the portfolio layer method. The basis adjustments totaled $515 million and represent a reduction to the amortized cost of the securities being hedged. The securities being hedged under the portfolio layer method are primarily Residential CMO and Residential MBS securities.
54    Huntington Bancshares Incorporated

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
the portfolio layer method are primarily Residential CMO and Residential MBS securities.
2026 3Q Form 10-Q    55

The following table provides the amortized cost and fair value of securities by contractual maturity. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without incurring penalties.

	At September 30, 2026		At December 31, 2025
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Under 1 year	$3,421	$3,408	$1,369	$1,365
After 1 year through 5 years	8,684	8,511	5,581	5,595
After 5 years through 10 years	2,327	2,132	1,899	1,784
After 10 years	23,737	20,572	19,661	17,388
Total available-for-sale securities	$38,169	$34,623	$28,510	$26,132

Held-to-maturity securities:
Under 1 year	$704	$702	$603	$604
After 1 year through 5 years	1,721	1,692	1,773	1,791
After 5 years through 10 years	148	135	144	134
After 10 years	12,160	9,937	12,738	11,107
Total held-to-maturity securities	$14,733	$12,466	$15,258	$13,636
The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2026
Available-for-sale securities:
U.S. Treasury	$8,111	$(100)	$—	$—	$8,111	$(100)
Federal agencies:
Residential MBS	3,829	(110)	7,972	(1,781)	11,801	(1,891)
Residential CMO	3,948	(89)	2,166	(432)	6,114	(521)
Commercial MBS	756	(16)	1,631	(789)	2,387	(805)
Other agencies	61	(1)	65	(2)	126	(3)
Total U.S. Treasury, federal agency, and other agency securities	16,705	(316)	11,834	(3,004)	28,539	(3,320)
Municipal securities	2,191	(69)	2,020	(124)	4,211	(193)
Corporate debt	—	—	165	(21)	165	(21)
Asset-backed securities	2	—	158	(7)	160	(7)
Private-label CMO	3	—	65	(10)	68	(10)
Total temporarily impaired available-for-sale securities	$18,901	$(385)	$14,242	$(3,166)	$33,143	$(3,551)

Held-to-maturity securities:
U.S. Treasury	$2,143	$(29)	$—	$—	$2,143	$(29)
Federal agencies:
Residential MBS	431	(13)	5,747	(1,305)	6,178	(1,318)
Residential CMO	366	(12)	2,554	(672)	2,920	(684)
Commercial MBS	14	(1)	957	(232)	971	(233)
Other agencies	—	—	30	(3)	30	(3)
Total U.S. Treasury, federal agency, and other agency securities	2,954	(55)	9,288	(2,212)	12,242	(2,267)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$2,954	$(55)	$9,289	$(2,212)	$12,243	$(2,267)
56    Huntington Bancshares Incorporated

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At December 31, 2025
Available-for-sale securities:
U.S. Treasury	$—	$—	$439	$—	$439	$—
Federal agencies:
Residential MBS	55	—	9,185	(1,365)	9,240	(1,365)
Residential CMO	51	—	2,665	(308)	2,716	(308)
Commercial MBS	23	—	1,782	(657)	1,805	(657)
Other agencies	15	—	74	(3)	89	(3)
Total U.S. Treasury, federal agency, and other agency securities	144	—	14,145	(2,333)	14,289	(2,333)
Municipal securities	1,043	(14)	1,892	(67)	2,935	(81)
Corporate debt	2	—	176	(15)	178	(15)
Asset-backed securities	9	—	207	(8)	216	(8)
Private-label CMO	—	—	79	(7)	79	(7)
Total temporarily impaired available-for-sale securities	$1,198	$(14)	$16,499	$(2,430)	$17,697	$(2,444)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$289	$—	$289	$—
Federal agencies:
Residential MBS	—	—	6,694	(941)	6,694	(941)
Residential CMO	48	—	2,956	(520)	3,004	(520)
Commercial MBS	—	—	1,094	(184)	1,094	(184)
Other agencies	—	—	45	(2)	45	(2)
Total U.S. Treasury, federal agency, and other agency securities	48	—	11,078	(1,647)	11,126	(1,647)
Municipal securities	—	—	1	—	1	—
Total temporarily impaired held-to-maturity securities	$48	$—	$11,079	$(1,647)	$11,127	$(1,647)
At September 30, 2026, substantially all HTM debt securities were comprised of securities issued by government-sponsored entities or were explicitly guaranteed by the U.S. government. In addition, there were no
HTM debt securities considered past due at September 30, 2026. Based on an evaluation of available information as of September 30, 2026, including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, Huntington does not expect to incur credit losses on any security held in its AFS and HTM debt securities portfolio. There was no allowance related to securities as of September 30, 2026 or December 31, 2025.
The carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements, and to support borrowing capacity, totaled $37.7 billion at September 30, 2026 and $29.7 billion at December 31, 2025.
2026 3Q Form 10-Q    57

5. LOANS AND LEASES
The following table provides a detailed listing of Huntington’s loan and lease portfolio.

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Commercial loan and lease portfolio:
Commercial and industrial	$93,966	$69,442
Commercial real estate	22,748	15,209
Lease financing	5,885	5,727
Total commercial loan and lease portfolio	122,599	90,378
Consumer loan portfolio:
Residential mortgage	33,163	24,777
Automobile	15,355	16,168
Home equity	11,898	10,395
RV and marine	5,757	5,682
Other consumer	2,677	2,242
Total consumer loan portfolio	68,850	59,264
Total loans and leases (1)(2)	191,449	149,642
Allowance for loan and lease losses	(3,222)	(2,537)
Net loans and leases	$188,227	$147,105
(1)Loans and leases are reported at principal amount outstanding, including unamortized purchase premiums and discounts, unearned income, and net direct fees and costs associated with originating and acquiring loans and leases. The aggregate amount of these loan and lease adjustments was a net discount of
$1.5 billion and $815 million at September 30, 2026 and December 31, 2025, respectively.
(2)The total amount of accrued interest recorded for loans and leases at September 30, 2026 was $472 million for the commercial loan and lease portfolio and $301 million for the consumer loan portfolio, and at December 31, 2025 was $358 million for the commercial loan and lease portfolio and $253 million for the consumer loan portfolio. Accrued interest is presented in accrued income and other receivables within the Unaudited Consolidated Balance Sheets.
Lease Financing
The following table presents net investments in lease financing receivables by category.

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Lease payments receivable	$5,483	$5,379
Estimated residual value of leased assets	1,081	1,011
Gross investment in lease financing receivables	6,564	6,390
Deferred origination costs	62	58
Deferred fees, unearned income, and other	(741)	(721)
Total lease financing receivables	$5,885	$5,727
The carrying value of residual values guaranteed was $381 million and $419 million as of September 30, 2026 and December 31, 2025, respectively. The future lease rental payments due from customers on direct financing leases at September 30, 2026 totaled $5.5 billion and were due as follows: $883 million in 2026, $1.1 billion in 2027,
$985 million in 2028, $896 million in 2029, $677 million in 2030, and $981 million thereafter. Interest income recognized for these types of leases was $97 million and $93 million for the three-month periods ended
September 30, 2026 and 2025, respectively, and $295 million and $274 million for the nine-month periods ended
September 30, 2026 and 2025, respectively.
58    Huntington Bancshares Incorporated

Nonaccrual and Past Due Loans and Leases
The following table presents NALs by loan class.

	At September 30, 2026		At December 31, 2025
(dollar amounts in millions)	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases	Nonaccrual loans and leases with no ACL	Total nonaccrual loans and leases
Commercial and industrial	$65	$1,046	$76	$562
Commercial real estate	8	265	81	133
Lease financing	2	6	4	8
Residential mortgage	3	240	5	107
Automobile	—	8	—	6
Home equity	—	129	—	113
RV and marine	—	2	—	2
Other consumer	—	1	—	—
Total nonaccrual loans and leases	$78	$1,697	$166	$931
The following table presents an aging analysis of loans and leases, by loan class.

	Past Due (1)					Loans Accounted for Under FVO	Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current
At September 30, 2026
Commercial and industrial	$259	$123	$645	$1,027	$92,939	$—	$93,966	$2	(2)
Commercial real estate	73	25	167	265	22,483	—	22,748	—
Lease financing	30	14	4	48	5,837	—	5,885	1
Residential mortgage	413	164	605	1,182	31,815	166	33,163	419	(3)
Automobile	121	32	19	172	15,183	—	15,355	15
Home equity	81	39	120	240	11,658	—	11,898	28
RV and marine	25	7	5	37	5,720	—	5,757	4
Other consumer	25	8	7	40	2,637	—	2,677	8
Total loans and leases	$1,027	$412	$1,572	$3,011	$188,272	$166	$191,449	$477
At December 31, 2025
Commercial and industrial	$144	$78	$332	$554	$68,888	$—	$69,442	$1	(2)
Commercial real estate	31	2	101	134	15,075	—	15,209	—
Lease financing	30	32	10	72	5,655	—	5,727	9
Residential mortgage	239	100	305	644	23,966	167	24,777	232	(3)
Automobile	132	33	18	183	15,985	—	16,168	14
Home equity	60	30	89	179	10,216	—	10,395	16
RV and marine	25	10	5	40	5,642	—	5,682	4
Other consumer	18	6	7	31	2,211	—	2,242	6
Total loans and leases	$679	$291	$867	$1,837	$147,638	$167	$149,642	$282
(1)NALs are included in this aging analysis based on the loan’s past due status.
(2)Amounts include SBA loans and leases.
(3)Amounts include mortgage loans insured by U.S. government agencies.
Credit Quality Indicators
Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. See Note 5 - “Loans and Leases” to the Consolidated Financial Statements appearing in Huntington’s 2025 Annual Report on Form 10-K for a description of the credit quality indicators Huntington utilizes for monitoring credit quality and for determining an appropriate ACL level.
2026 3Q Form 10-Q    59

The following tables present the amortized cost basis of loans and leases by vintage and internally defined credit quality indicator.

	At September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$20,056	$15,579	$8,030	$4,681	$4,193	$5,046	$31,778	$9	$89,372
OLEM	138	232	118	93	59	81	382	—	1,103
Substandard	547	413	625	411	329	403	763	—	3,491
Total Commercial and industrial	$20,741	$16,224	$8,773	$5,185	$4,581	$5,530	$32,923	$9	$93,966
Commercial real estate
Credit Quality Indicator:
Pass	$3,262	$6,214	$2,638	$1,051	$2,347	$3,580	$1,290	$—	$20,382
OLEM	180	43	96	136	155	187	8	—	805
Substandard	279	240	168	143	314	291	126	—	1,561
Total Commercial real estate	$3,721	$6,497	$2,902	$1,330	$2,816	$4,058	$1,424	$—	$22,748
Lease financing
Credit Quality Indicator:
Pass	$1,220	$1,846	$1,295	$900	$239	$333	$—	$—	$5,833
OLEM	—	3	4	1	—	—	—	—	8
Substandard	—	2	20	6	4	12	—	—	44
Total Lease financing	$1,220	$1,851	$1,319	$907	$243	$345	$—	$—	$5,885
Residential mortgage
Credit Quality Indicator:
750+	$2,092	$2,764	$2,194	$2,400	$4,236	$10,885	$19	$—	$24,590
650-749	873	926	689	561	889	2,390	1	—	6,329
<650	74	201	217	181	291	1,114	—	—	2,078
Total Residential mortgage	$3,039	$3,891	$3,100	$3,142	$5,416	$14,389	$20	$—	$32,997
Automobile
Credit Quality Indicator:
750+	$2,505	$2,897	$1,907	$665	$420	$197	$—	$—	$8,591
650-749	1,537	2,053	1,027	335	203	98	—	—	5,253
<650	226	572	358	163	117	75	—	—	1,511
Total Automobile	$4,268	$5,522	$3,292	$1,163	$740	$370	$—	$—	$15,355
Home equity
Credit Quality Indicator:
750+	$116	$161	$129	$211	$294	$808	$5,895	$245	$7,859
650-749	34	62	57	65	62	135	2,678	212	3,305
<650	1	6	10	15	12	49	499	142	734
Total Home equity	$151	$229	$196	$291	$368	$992	$9,072	$599	$11,898
RV and marine
Credit Quality Indicator:
750+	$800	$570	$592	$577	$566	$1,231	$—	$—	$4,336
650-749	217	154	165	182	150	358	—	—	1,226
<650	4	10	22	34	28	97	—	—	195
Total RV and marine	$1,021	$734	$779	$793	$744	$1,686	$—	$—	$5,757
Other consumer
Credit Quality Indicator:
750+	$342	$258	$120	$35	$17	$49	$710	$—	$1,531
650-749	150	142	65	22	7	16	554	10	966
<650	10	25	18	9	5	9	84	20	180
Total Other consumer	$502	$425	$203	$66	$29	$74	$1,348	$30	$2,677
60    Huntington Bancshares Incorporated

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolver Total at Amortized Cost Basis	Revolver Total Converted to Term Loans
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Credit Quality Indicator:
Pass	$19,465	$8,750	$4,561	$4,189	$1,601	$2,181	$25,228	$7	$65,982
OLEM	222	226	92	106	14	17	272	—	949
Substandard	513	406	326	285	137	127	717	—	2,511
Total Commercial and industrial	$20,200	$9,382	$4,979	$4,580	$1,752	$2,325	$26,217	$7	$69,442
Commercial real estate
Credit Quality Indicator:
Pass	$3,257	$1,813	$761	$2,491	$1,358	$2,429	$876	$—	$12,985
OLEM	58	47	89	398	275	108	—	—	975
Substandard	178	87	125	366	197	289	7	—	1,249
Total Commercial real estate	$3,493	$1,947	$975	$3,255	$1,830	$2,826	$883	$—	$15,209
Lease financing
Credit Quality Indicator:
Pass	$1,854	$1,506	$1,091	$547	$356	$303	$—	$—	$5,657
OLEM	—	7	10	2	3	9	—	—	31
Substandard	3	6	11	13	2	4	—	—	39
Total Lease financing	$1,857	$1,519	$1,112	$562	$361	$316	$—	$—	$5,727
Residential mortgage
Credit Quality Indicator:
750+	$1,515	$1,785	$2,028	$3,755	$5,331	$5,006	$—	$—	$19,420
650-749	638	441	397	638	727	1,076	—	—	3,917
<650	88	113	100	165	155	652	—	—	1,273
Total Residential mortgage	$2,241	$2,339	$2,525	$4,558	$6,213	$6,734	$—	$—	$24,610
Automobile
Credit Quality Indicator:
750+	$4,019	$2,692	$1,036	$754	$424	$107	$—	$—	$9,032
650-749	2,879	1,576	544	369	199	53	—	—	5,620
<650	523	428	217	184	123	41	—	—	1,516
Total Automobile	$7,421	$4,696	$1,797	$1,307	$746	$201	$—	$—	$16,168
Home equity
Credit Quality Indicator:
750+	$185	$164	$249	$321	$376	$542	$4,909	$228	$6,974
650-749	56	51	72	62	43	102	2,100	217	2,703
<650	3	8	14	29	7	41	474	142	718
Total Home equity	$244	$223	$335	$412	$426	$685	$7,483	$587	$10,395
RV and marine
Credit Quality Indicator:
750+	$709	$716	$709	$676	$586	$914	$—	$—	$4,310
650-749	172	204	209	164	164	264	—	—	1,177
<650	5	19	32	29	37	73	—	—	195
Total RV and marine	$886	$939	$950	$869	$787	$1,251	$—	$—	$5,682
Other consumer
Credit Quality Indicator:
750+	$388	$176	$52	$25	$11	$45	$619	$9	$1,325
650-749	172	87	29	9	3	10	485	4	799
<650	14	15	8	4	1	2	66	8	118
Total Other consumer	$574	$278	$89	$38	$15	$57	$1,170	$21	$2,242
2026 3Q Form 10-Q    61

The following tables present the gross charge-offs of loans and leases by vintage.

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2026	2025	2024	2023	2022	Prior			Total
Three months ended September 30, 2026
Commercial and industrial	$23	$15	$24	$12	$10	$7	$7	$3	$101
Commercial real estate	2	3	—	2	—	4	—	—	11
Lease financing	—	1	1	—	—	—	—	—	2
Residential mortgage	—	—	—	1	1	1	—	—	3
Automobile	2	10	7	4	2	1	—	—	26
Home equity	—	—	—	—	—	—	—	1	1
RV and marine	—	—	1	2	1	4	—	—	8
Other consumer	12	10	5	2	1	5	—	13	48
Total	$39	$39	$38	$23	$15	$22	$7	$17	$200
Nine months ended September 30, 2026
Commercial and industrial	$27	$33	$37	$29	$21	$92	$59	$4	$302
Commercial real estate	2	3	—	3	4	9	1	—	22
Lease financing	—	1	1	—	1	1	—	—	4
Residential mortgage	—	1	1	1	2	2	—	—	7
Automobile	2	29	19	11	7	5	—	—	73
Home equity	—	—	—	—	—	—	1	4	5
RV and marine	—	1	3	6	4	13	—	—	27
Other consumer	18	27	15	7	4	13	2	38	124
Total	$49	$95	$76	$57	$43	$135	$63	$46	$564

	Term Loans Gross Charge-offs by Origination Year						Revolver Gross Charge-offs	Revolver Converted to Term Loans Gross Charge-offs
(dollar amounts in millions)	2025	2024	2023	2022	2021	Prior			Total
Three months ended September 30, 2025
Commercial and industrial	$4	$6	$30	$4	$3	$3	$9	$3	$62
Commercial real estate	—	—	—	1	—	16	—	—	17
Lease financing	—	—	—	1	—	—	—	—	1
Residential mortgage	—	—	—	—	—	—	—	—	—
Automobile	2	6	4	3	3	1	—	—	19
Home equity	—	—	—	—	—	—	—	2	2
RV and marine	—	1	2	—	1	3	—	—	7
Other consumer	4	6	3	2	1	4	—	9	29
Total	$10	$19	$39	$11	$8	$27	$9	$14	$137
Nine months ended September 30, 2025
Commercial and industrial	$6	$17	$54	$47	$8	$16	$27	$5	$180
Commercial real estate	2	—	—	1	1	16	1	—	21
Lease financing	—	1	1	4	1	2	—	—	9
Residential mortgage	—	—	—	—	—	2	—	—	2
Automobile	2	16	13	12	9	3	—	—	55
Home equity	—	—	—	—	—	—	1	4	5
RV and marine	—	2	6	3	4	10	—	—	25
Other consumer	8	17	12	6	3	10	—	28	84
Total	$18	$53	$86	$73	$26	$59	$29	$37	$381
62    Huntington Bancshares Incorporated

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

	Amortized Cost
(dollar amounts in millions)	Interest rate reduction	Term extension	Payment deferral	Combo - interest rate reduction and term extension	Total	% of total loan class (1)
Three months ended September 30, 2026
Commercial and industrial	$5	$300	$—	$1	$306	0.33%
Commercial real estate	30	218	—	—	248	1.09
Residential mortgage	1	19	6	4	30	0.09
Automobile	—	3	—	—	3	0.02
Home equity	—	3	—	1	4	0.03
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.04
Total loans to borrowers experiencing financial difficulty to which modifications were made	$37	$544	$6	$6	$593	0.31%
Three months ended September 30, 2025
Commercial and industrial	$24	$105	$—	$1	$130	0.21%
Commercial real estate	—	125	—	—	125	1.16
Residential mortgage	—	18	3	1	22	0.09
Automobile	—	4	—	—	4	0.03
Home equity	—	2	—	3	5	0.05
RV and marine	—	1	—	—	1	0.02
Total loans to borrowers experiencing financial difficulty to which modifications were made	$24	$255	$3	$5	$287	0.21%
Nine months ended September 30, 2026
Commercial and industrial	$56	$391	$—	$43	$490	0.52%
Commercial real estate	36	372	—	2	410	1.80
Residential mortgage	1	38	11	8	58	0.17
Automobile	—	9	—	1	10	0.07
Home equity	—	6	—	4	10	0.08
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.04
Total loans to borrowers experiencing financial difficulty in which modifications were made	$94	$817	$11	$58	$980	0.51%
Nine months ended September 30, 2025
Commercial and industrial	$91	$261	$—	$2	$354	0.56%
Commercial real estate	—	213	—	—	213	1.98
Residential mortgage	—	38	14	4	56	0.23
Automobile	—	6	—	—	6	0.04
Home equity	—	6	—	7	13	0.13
RV and marine	—	1	—	—	1	0.02
Other consumer	1	—	—	—	1	0.05
Total loans to borrowers experiencing financial difficulty in which modifications were made	$92	$525	$14	$13	$644	0.47%
(1)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.
2026 3Q Form 10-Q    63

The following table summarizes the weighted-average financial effects of loan modifications made to borrowers experiencing financial difficulty.

	Interest Rate Reduction (1)		Term Extension (1)
	Weighted-average contractual interest rate		Weighted-average years added to the life
	From	To
Three months ended September 30, 2026
Commercial and industrial	9.20%	1.78%	0.5
Commercial real estate	6.38	6.06	0.6
Residential mortgage			6.5
Three months ended September 30, 2025
Commercial and industrial	9.93%	8.16%	0.7
Commercial real estate			0.3
Residential mortgage			6.1
Nine months ended September 30, 2026
Commercial and industrial	9.19%	7.17%	0.8
Commercial real estate	6.43	6.15	0.8
Residential mortgage			7.1
Nine months ended September 30, 2025
Commercial and industrial	8.67%	7.32%	1.1
Commercial real estate			0.8
Residential mortgage			6.2
(1) Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.
64    Huntington Bancshares Incorporated

The performance of loans made to borrowers experiencing financial difficulty to which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the identified period.

	Past Due
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	Total
At September 30, 2026
Commercial and industrial	$5	$5	$37	$47	$482	$529
Commercial real estate	1	4	28	33	419	452
Residential mortgage	12	9	12	33	35	68
Automobile	1	1	—	2	11	13
Home equity	2	1	2	5	9	14
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended September 30, 2026	$21	$20	$79	$120	$958	$1,078
At September 30, 2025
Commercial and industrial	$21	$8	$9	$38	$397	$435
Commercial real estate	—	—	1	1	219	220
Residential mortgage	13	6	18	37	33	70
Automobile	1	—	—	1	7	8
Home equity	2	1	1	4	12	16
RV and marine	—	—	—	—	1	1
Other consumer	—	—	—	—	1	1
Total loans to borrowers experiencing financial difficulty to which modifications were made in the twelve months ended September 30, 2025	$37	$15	$29	$81	$670	$751
Pledged Loans
The Bank has access to secured borrowings from the Federal Reserve’s discount window and advances from the
FHLB. As of September 30, 2026 and December 31, 2025, loans and leases totaling $146.3 billion and $114.2 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
2026 3Q Form 10-Q    65

6. ALLOWANCE FOR CREDIT LOSSES
The following table presents ACL activity by portfolio segment.

(dollar amounts in millions)	Commercial	Consumer	Total
Three months ended September 30, 2026
ALLL balance, beginning of period	$2,339	$910	$3,249
Loan and lease charge-offs	(114)	(86)	(200)
Recoveries of loans and leases previously charged-off	33	21	54
Provision for loan and lease losses	99	20	119
ALLL balance, end of period	$2,357	$865	$3,222
AULC balance, beginning of period	$102	$30	$132
Provision (benefit) for unfunded lending commitments	(3)	7	4
AULC balance, end of period	$99	$37	$136
ACL balance, end of period	$2,456	$902	$3,358
Three months ended September 30, 2025
ALLL balance, beginning of period	$1,548	$783	$2,331
Loan and lease charge-offs	(80)	(57)	(137)
Recoveries of loans and leases previously charged-off	44	18	62
Provision for loan and lease losses	56	62	118
ALLL balance, end of period	$1,568	$806	$2,374
AULC balance, beginning of period	$124	$60	$184
Provision for unfunded lending commitments	1	3	4
AULC balance, end of period	$125	$63	$188
ACL balance, end of period	$1,693	$869	$2,562
Nine months ended September 30, 2026
ALLL balance, beginning of period	$1,731	$806	$2,537
Loan and lease charge-offs (1)	(328)	(236)	(564)
Recoveries of loans and leases previously charged-off	125	63	188
Provision for loan and lease losses	391	103	494
Allowance on PCD loans and leases at acquisition	268	54	322
Allowance on purchased seasoned loans and leases at acquisition	170	75	245
ALLL balance, end of period	$2,357	$865	$3,222
AULC balance, beginning of period	$145	$61	$206
Provision (benefit) for unfunded lending commitments	(49)	(32)	(81)
Allowance for unfunded lending commitments at acquisition	3	8	11
AULC balance, end of period	$99	$37	$136
ACL balance, end of period	$2,456	$902	$3,358
Nine months ended September 30, 2025
ALLL balance, beginning of period	$1,484	$760	$2,244
Loan and lease charge-offs	(210)	(171)	(381)
Recoveries of loans and leases previously charged-off	99	55	154
Provision for loan and lease losses	195	162	357
ALLL balance, end of period	$1,568	$806	$2,374
AULC balance, beginning of period	$144	$58	$202
Provision (benefit) for unfunded lending commitments	(19)	5	(14)
AULC balance, end of period	$125	$63	$188
ACL balance, end of period	$1,693	$869	$2,562
(1)Includes charge-offs of $23 million on certain commercial loans previously charged off by Cadence, which were written up to the unpaid principal balance at acquisition and then immediately charged off by Huntington as required by purchase accounting.
66    Huntington Bancshares Incorporated

At September 30, 2026, the ACL was $3.4 billion, a $615 million increase compared to December 31, 2025. The increase in the ACL was driven by the ACL recorded for loans acquired in the Cadence transaction in addition to organic loan and lease growth. The ACL coverage ratio at September 30, 2026 is reflective of the current macroeconomic forecast and changes in various risk profiles intended to capture uncertainty not addressed within the quantitative reserve.
The commercial ACL was $2.5 billion at September 30, 2026, a $580 million increase compared to December 31,
2025, with the increase driven by $438 million of ALLL recorded for commercial loans acquired in the Cadence transaction, as well as organic growth in commercial loans during the first nine months of 2026, partially offset by a lower ACL coverage ratio. The consumer ACL was $902 million at September 30, 2026, an increase of $35 million from December 31, 2025, with the increase due primarily to $129 million of ALLL recorded for consumer loans acquired in the Cadence transaction, partially offset by a lower ACL coverage ratio on consumer loans.
The baseline economic forecast used as part of estimating the ACL at September 30, 2026 reflected a modest softening in the labor market and slowing economic growth. Under this scenario, the unemployment rate is expected to gradually increase over the next year to 4.7%, while GDP growth is expected to moderate through the remainder of 2026, not exceeding 2% until the fourth quarter of 2027. These economic expectations, together with portfolio-specific performance trends and other qualitative factors, were incorporated into the Company’s estimate of expected credit losses.
The economic scenarios used included elevated levels of economic uncertainty including the impact of specific challenges in the commercial real estate industry, recent inflation levels, the U.S. labor market, expected interest rate changes by the Federal Reserve, and the impact of significant conflicts on-going around the world. Given the uncertainty associated with key economic scenario assumptions, the September 30, 2026 ACL included a general reserve that consists of various risk profile components to address uncertainty not measured within the quantitative transaction reserve.
7. MORTGAGE LOAN SALES AND SERVICING RIGHTS
Residential Mortgage Portfolio
The following table summarizes activity relating to residential mortgage loans sold with servicing retained.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Residential mortgage loans sold with servicing retained	$1,748	$1,514	$5,102	$3,691
Pretax gains resulting from above loan sales (1)	46	24	123	66
Total servicing, late, and other ancillary fees (1)	35	27	102	80
(1)Included in mortgage banking income.
The following table summarizes the changes in MSRs recorded using the fair value method.

	Three Months Ended			Nine Months Ended
(dollar amounts in millions)	September 30, 2026		September 30, 2025	September 30, 2026	September 30, 2025
Fair value, beginning of period	$752		$567	$593	$573
Servicing assets obtained in acquisition	—	` `	—	140	—
New servicing assets created	35		27	103	67
Change in fair value during the period due to:
Time decay (1)	(8)		(6)	(24)	(20)
Payoffs (2)	(14)		(11)	(43)	(28)
Changes in valuation inputs or assumptions (3)	72		(1)	68	(16)
Fair value, end of period	$837		$576	$837	$576
Related loans serviced for third parties, unpaid principal balance, end of period	$43,861		$34,370	$43,861	$34,370
(1)Represents decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
(2)Represents decrease in value associated with loans that paid off during the period.
(3)Represents change in value resulting primarily from market-driven changes in interest rates.
2026 3Q Form 10-Q    67

The following table summarizes key assumptions and the sensitivity of the MSR value to changes in these assumptions.

	At September 30, 2026				At December 31, 2025
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in millions)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	6.61%		$(19)	$(37)	8.09%		$(17)	$(33)
Spread over forward interest rate swap rates	543	bps	(19)	(38)	538	bps	(14)	(27)
8. GOODWILL AND OTHER INTANGIBLE ASSETS
In conjunction with the Cadence acquisition, Huntington recorded $3.5 billion of goodwill and $855 million of core deposit intangible assets, which is included in servicing rights and other intangible assets on the Unaudited
Consolidated Balance Sheets. For additional information on the Cadence acquisition, see Note 3 - “Business
Combinations” of the Notes to Unaudited Consolidated Financial Statements.
A rollforward of goodwill by business segment for which goodwill is allocated is presented in the table below.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Huntington Consolidated
Balance, December 31, 2025	$3,855	$2,142	$5,997
Cadence acquisition (1)	2,597	900	3,497
Other activity	—	33	33
Balance, September 30, 2026	$6,452	$3,075	$9,527
(1) On February 1, 2026, Huntington completed the acquisition of Cadence. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition.
Excluding fully amortized intangible assets, Huntington’s other intangible assets consisted of the following.

(dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
At September 30, 2026
Core deposit intangible	$1,041	$(188)	$853
Other intangible assets	76	(63)	13
Total other intangible assets	$1,117	$(251)	$866
At December 31, 2025
Core deposit intangible	$473	$(335)	$138
Other intangible assets	66	(59)	7
Total other intangible assets	$539	$(394)	$145
9. BORROWINGS
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Securities sold under agreements to repurchase	$—	$22
FHLB advances	5,500	1,000
Other borrowings	566	239
Total short-term borrowings	$6,066	$1,261
The carrying value of assets pledged as collateral against repurchase agreements totaled $40 million as of
December 31, 2025. There were no assets pledged as collateral against repurchase agreements as of September 30,
2026. Assets pledged as collateral are reported in available-for-sale securities and held-to-maturity securities on the
Unaudited Consolidated Balance Sheets. The repurchase agreements have maturities within 60 days. No amounts have been offset against the agreements.
68    Huntington Bancshares Incorporated

The following table summarizes the composition of Huntington’s long-term debt.

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
The Parent Company:
Senior Notes	$6,272	$5,514
Subordinated Notes	2,028	1,510
Total notes issued by the Parent Company	8,300	7,024
The Bank:
Senior Notes	3,155	3,192
Subordinated Notes	238	233
Total notes issued by the Bank	3,393	3,425
FHLB Advances	3,149	4,514
Credit linked notes (1)	1,561	1,161
Auto loan securitization trust (2)	352	600
Other	586	497
Total long-term debt	$17,341	$17,221
(1)As of September 30, 2026, the weighted average contractual interest rate on the CLNs was 5.87%. Huntington has elected the fair value option for these notes. To the extent losses exceed certain thresholds, the principal and interest payable on the notes may be reduced by a portion of the Company's aggregate net losses on the reference pool of loans, with losses allocated to note classes in reverse order of payment priority.
(2)Represents secured borrowings collateralized by auto loans with a weighted average rate of 5.20% due through 2029. See Note 16 - “Variable Interest
Entities” for additional information.
During the third quarter of 2026, the Bank completed a CLN transaction whereby it issued $483 million of unsecured credit linked notes to third-party investors. There are six classes of notes, each maturing in August 2048.
Five note classes bear interest at fixed rates that range from 5.612% to 11.879% (weighted average of 6.69%) and the remaining note class bears interest at a floating rate equal to SOFR plus a spread rate of 1.35%. These notes transfer a portion of the risk of losses to third-party investors on an initial $4.6 billion reference pool of Huntington’s
RV and marine secured loans.
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
floating rate equal to SOFR plus a spread rate that ranges from 1.00% to 8.65% (weighted average spread of 4.15%).
These notes transfer a portion of the risk of losses to third-party investors on an initial $3.5 billion reference pool of
Huntington’s automobile secured loans.
2026 3Q Form 10-Q    69

10. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of Huntington’s OCI.

(dollar amounts in millions)	Pretax	Tax (expense) benefit	After-tax
Three months ended September 30, 2026
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(681)	$159	$(522)
Reclassification adjustment for realized net losses included in net income	2	—	2
Total unrealized losses on available-for-sale securities, net of hedges	(679)	159	(520)
Unrealized losses on cash flow hedges during the period	(320)	75	(245)
Reclassification adjustment for cash flow hedges included in net income	3	(1)	2
Net change related to cash flow hedges on loans	(317)	74	(243)
Change in accumulated unrealized gains for pension and other post-retirement obligations	2	—	2
Other comprehensive loss	$(994)	$233	$(761)
Three months ended September 30, 2025
Unrealized gains on available-for-sale securities during the period, net of hedges	$197	$(46)	$151
Reclassification adjustment for realized net losses included in net income	2	—	2
Total unrealized gains on available-for-sale securities, net of hedges	199	(46)	153
Unrealized gains on cash flow hedges during the period	23	(6)	17
Reclassification adjustment for cash flow hedges included in net income	7	(1)	6
Net change related to cash flow hedges on loans	30	(7)	23
Translation adjustments, net of hedges (1)	(2)	1	(1)
Other comprehensive income	$227	$(52)	$175
Nine months ended September 30, 2026
Unrealized losses on available-for-sale securities arising during the period, net of hedges	$(806)	$189	$(617)
Reclassification adjustment for realized net gains included in net income	(20)	5	(15)
Total unrealized losses on available-for-sale securities, net of hedges	(826)	194	(632)
Unrealized losses on cash flow hedges during the period	(584)	137	(447)
Reclassification adjustment for cash flow hedges included in net income	13	(3)	10
Net change related to cash flow hedges on loans	(571)	134	(437)
Translation adjustments, net of hedges (1)	(3)	2	(1)
Change in accumulated unrealized gains for pension and other post-retirement obligations	6	(2)	4
Other comprehensive loss	$(1,394)	$328	$(1,066)
Nine months ended September 30, 2025
Unrealized gains on available-for-sale securities arising during the period, net of hedges	$591	$(139)	$452
Reclassification adjustment for realized net losses included in net income	69	(16)	53
Total unrealized gains on available-for-sale securities, net of hedges	660	(155)	505
Unrealized gains on cash flow hedges during the period	324	(77)	247
Reclassification adjustment for cash flow hedges included in net income	46	(10)	36
Net change related to cash flow hedges on loans	370	(87)	283
Translation adjustments, net of hedges (1)	7	(1)	6
Change in accumulated unrealized gains for pension and other post-retirement obligations	1	—	1
Other comprehensive income	$1,038	$(243)	$795
(1)A portion of foreign investments are deemed to be permanent in nature and, therefore, Huntington does not provide for taxes on this portion of foreign currency translation adjustments.
70    Huntington Bancshares Incorporated

The following table summarizes the activity in AOCI.

(dollar amounts in millions)	Unrealized gains (losses) on available-for-sale securities, net of hedges (1)	Net change related to cash flow hedges on loans	Translation adjustments, net of hedges	Unrealized losses for pension and other post- retirement obligations	Total
Three months ended September 30, 2026
Balance, beginning of period	$(1,850)	$(167)	$(5)	$(191)	$(2,213)
Other comprehensive (loss) income before reclassifications	(522)	(245)	—	2	(765)
Amounts reclassified from AOCI to earnings	2	2	—	—	4
Period change	(520)	(243)	—	2	(761)
Balance, end of period	$(2,370)	$(410)	$(5)	$(189)	$(2,974)
Three months ended September 30, 2025
Balance, beginning of period	$(2,013)	$(7)	$(5)	$(221)	$(2,246)
Other comprehensive income (loss) before reclassifications	151	17	(1)	—	167
Amounts reclassified from AOCI to earnings	2	6	—	—	8
Period change	153	23	(1)	—	175
Balance, end of period	$(1,860)	$16	$(6)	$(221)	$(2,071)
Nine months ended September 30, 2026
Balance, beginning of period	$(1,738)	$27	$(4)	$(193)	$(1,908)
Other comprehensive (loss) income before reclassifications	(617)	(447)	(1)	4	(1,061)
Amounts reclassified from AOCI to earnings	(15)	10	—	—	(5)
Period change	(632)	(437)	(1)	4	(1,066)
Balance, end of period	$(2,370)	$(410)	$(5)	$(189)	$(2,974)
Nine months ended September 30, 2025
Balance, beginning of period	$(2,365)	$(267)	$(12)	$(222)	$(2,866)
Other comprehensive income before reclassifications	452	247	6	1	706
Amounts reclassified from AOCI to earnings	53	36	—	—	89
Period change	505	283	6	1	795
Balance, end of period	$(1,860)	$16	$(6)	$(221)	$(2,071)
(1)AOCI amounts at September 30, 2026 and September 30, 2025 include $39 million and $45 million, respectively, of net unrealized losses (after-tax) on securities previously transferred from the AFS securities portfolio to the HTM securities portfolio. The net unrealized losses will be recognized in earnings over the remaining life of the security using the effective interest method.
2026 3Q Form 10-Q    71

11. SHAREHOLDERS' EQUITY
Preferred Stock
The following is a summary of Huntington’s non-cumulative, non-voting, perpetual preferred stock outstanding.

(dollar amounts in millions)	Issuance Date	Shares Outstanding	Dividend Rate	Earliest Redemption Date (1)	Carrying Amount
Preferred Series					At September 30, 2026	At December 31, 2025
Series B (2)	12/28/2011	35,500	Variable (3)	1/15/2017	$24	$24
Series F (4)	5/27/2020	5,000	5.625%	7/15/2030	494	494
Series G (4)	8/3/2020	5,000	4.45	10/15/2027	494	494
Series H (2)	2/2/2021	500,000	4.50	4/15/2026	486	486
Series I (5)	6/9/2021	7,000	5.70	12/01/2022	175	175
Series J (2)	3/6/2023	325,000	6.875	4/15/2028	317	317
Series K (4)	9/11/2025	7,500	6.25	10/15/2030	741	741
Series L (5)	2/1/2026	6,900	5.50	(6)	150	—
Total		891,900			$2,881	$2,731
(1) Redeemable at Huntington’s option on the date stated or on a quarterly basis thereafter.
(2)Liquidation value and redemption price per share of $1,000, plus any declared and unpaid dividends.
(3)3-month CME Term SOFR + 26 bps spread adjustment + 270 bps.
(4) Liquidation value and redemption price per share of $100,000, plus any declared and unpaid dividends.
(5) Liquidation value and redemption price per share of $25,000, plus any declared and unpaid dividends.
(6)Redeemable on any dividend payment date.
The following table presents the dividends declared for each series of preferred stock.

	Three Months Ended				Nine Months Ended
(amounts in millions, except per share data)	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share		Cash Dividend Declared Per Share
Preferred Series		Amount		Amount		Amount		Amount
Series B	$16.79	$1	$18.20	$—	$49.96	$3	$54.40	$2
Series F	1,406.25	7	1,406.25	7	4,218.75	21	4,218.75	21
Series G	1,112.50	6	1,112.50	6	3,337.50	18	3,337.50	17
Series H	11.25	6	11.25	6	33.75	18	33.75	17
Series I	356.25	2	356.25	2	1,068.75	6	1,068.75	7
Series J	17.19	6	17.19	6	51.57	18	51.57	17
Series K (1)	1,562.50	11			4,687.50	33
Series L (2)	343.75	2			1,031.25	6
Total		$41		$27		$123		$81
(1) Series K was issued during the third quarter of 2025, with the first dividend declaration for the Series K occurring in the fourth quarter of 2025.
(2)Series L was issued during the first quarter of 2026, with the first dividend declaration for the Series L occurring in the first quarter of 2026.
72    Huntington Bancshares Incorporated

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
The following table shows the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic earnings per common share:
Net income attributable to Huntington	$721	$629	$1,971	$1,692
Dividends on preferred shares	41	27	123	81
Net income available to common shareholders	$680	$602	$1,848	$1,611
Average common shares issued and outstanding	2,019,285	1,459,129	1,970,567	1,456,979
Basic earnings per common share	$0.34	$0.41	$0.94	$1.11
Diluted earnings per common share:
Average dilutive potential common shares:
Stock options, restricted stock units and awards, and performance share units	20,626	18,491	21,759	18,662
Shares held in deferred compensation plans	6,962	6,967	7,114	7,036
Average dilutive potential common shares	27,588	25,458	28,873	25,698
Total diluted average common shares issued and outstanding	2,046,873	1,484,587	1,999,440	1,482,677
Diluted earnings per common share	$0.33	$0.41	$0.92	$1.09
Anti-dilutive awards (1)	238	230	278	1,693
(1)Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.
2026 3Q Form 10-Q    73

13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue is segregated based on the nature of the product and services offered as part of contractual arrangements. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Other sources of revenue fall within the scope of the ASC 606 and are generally recognized within noninterest income. The following table presents total noninterest income disaggregated by operating segment and segregated between revenue with contracts with customers within the scope of ASC 606 and revenue within the scope of other GAAP topics.

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Three months ended September 30, 2026
Payments and cash management revenue	$142	$55	$—	$197
Wealth and asset management revenue	127	4	—	131
Customer deposit and loan fees	70	5	—	75
Capital markets and advisory fees	8	48	—	56
Other noninterest income	22	—	3	25
Net revenue from contracts with customers	369	112	3	484
Noninterest income within the scope of other GAAP topics	72	144	22	238
Total noninterest income	$441	$256	$25	$722
Three months ended September 30, 2025
Payments and cash management revenue	$120	$41	$—	$161
Wealth and asset management revenue	96	8	—	104
Customer deposit and loan fees	62	4	—	66
Capital markets and advisory fees	10	37	(1)	46
Other noninterest income	42	6	(1)	47
Net revenue from contracts with customers	330	96	(2)	424
Noninterest income within the scope of other GAAP topics	63	122	19	204
Total noninterest income	$393	$218	$17	$628

(dollar amounts in millions)	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
Major Revenue Streams
Nine Months Ended September 30, 2026
Payments and cash management revenue	$396	$171	$—	$567
Wealth and asset management revenue	369	16	—	385
Customer deposit and loan fees	208	14	—	222
Capital markets and advisory fees	22	180	—	202
Other noninterest income	65	10	7	82
Net revenue from contracts with customers	1,060	391	7	1,458
Noninterest income within the scope of other GAAP topics	225	392	114	731
Total noninterest income	$1,285	$783	$121	$2,189
Nine Months Ended September 30, 2025
Payments and cash management revenue	$345	$106	$—	$451
Wealth and asset management revenue	289	18	—	307
Customer deposit and loan fees	172	10	—	182
Capital markets and advisory fees	16	102	(1)	117
Other noninterest income	81	17	(3)	95
Net revenue from contracts with customers	903	253	(4)	1,152
Noninterest income within the scope of other GAAP topics	156	304	(19)	441
Total noninterest income	$1,059	$557	$(23)	$1,593
2026 3Q Form 10-Q    74

Huntington generally provides services for customers in which it acts as principal. Payment terms and conditions vary amongst services and customers and thus impact the timing and amount of revenue recognition. Some fees may be paid before any service is rendered and accordingly, such fees are deferred until the obligations pertaining to those fees are satisfied. Most Huntington contracts with customers are cancelable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended September 30, 2026 is expected to be earned within one year. Huntington does not have significant balances of contract assets or contract liabilities, and any change in those balances during the reporting period ended September 30, 2026 was determined to be immaterial.
14. FAIR VALUES OF ASSETS AND LIABILITIES
See Note 19 - “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements appearing in
Huntington’s 2025 Annual Report on Form 10-K for a description of the valuation methodologies used for instruments measured at fair value. Assets and liabilities measured at fair value rarely transfer between Level 1 and
Level 2 measurements. There were no such transfers during the three-month and nine-month periods ended
September 30, 2026 and 2025.
Assets and Liabilities measured at fair value on a recurring basis
The following tables present our assets and liabilities measured at fair value on a recurring basis, including instruments where we have elected the fair value option.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At September 30, 2026
Assets
Trading account assets	$42	$303	$—	$—	$345
Available-for-sale securities:
U.S. Treasury	8,454	—	—	—	8,454
Residential MBS	—	12,116	—	—	12,116
Residential CMO	—	6,189	—	—	6,189
Commercial MBS	—	2,525	—	—	2,525
Other agencies	—	449	—	—	449
Municipal securities	—	80	4,387	—	4,467
Corporate debt	—	164	—	—	164
Asset-backed securities	—	133	28	—	161
Private-label CMO	—	68	20	—	88
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	8,454	21,734	4,435	—	34,623
Other securities	28	34	—	—	62
Loans held for sale	—	1,154	—	—	1,154
Loans held for investment	—	101	65	—	166
MSRs	—	—	837	—	837
Other assets:
Derivative assets	—	1,239	5	(746)	498
Assets held in trust for deferred compensation plans	234	—	—	—	234
Liabilities
Short-term borrowings	293	51	—	—	344
Long-term debt	—	1,561	—	—	1,561
Derivative liabilities	—	1,592	5	(337)	1,260
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
2026 3Q Form 10-Q    75

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Total
(dollar amounts in millions)	Level 1	Level 2	Level 3
At December 31, 2025
Assets
Trading account assets	$—	$63	$—	$—	$63
Available-for-sale securities:
U.S. Treasury	4,635	—	—	—	4,635
Residential MBS	—	9,669	—	—	9,669
Residential CMO	—	5,197	—	—	5,197
Commercial MBS	—	1,831	—	—	1,831
Other agencies	—	150	—	—	150
Municipal securities	—	82	4,061	—	4,143
Corporate debt	—	178	—	—	178
Asset-backed securities	—	193	28	—	221
Private-label CMO	—	79	19	—	98
Other securities/sovereign debt	—	10	—	—	10
Total available-for-sale securities	4,635	17,389	4,108	—	26,132
Other securities	30	12	—	—	42
Loans held for sale	—	885	—	—	885
Loans held for investment	—	105	62	—	167
MSRs	—	—	593	—	593
Other assets:
Derivative assets	—	499	8	(260)	247
Assets held in trust for deferred compensation plans	216	—	—	—	216
Liabilities
Short-term borrowings	131	7	—	—	138
Long-term debt	—	1,161	—	—	1,161
Derivative liabilities	—	514	5	(169)	350
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
inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
2026 3Q Form 10-Q    76

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Three months ended September 30, 2026
Opening balance	$752	$9	$4,565	$20	$43	$62
Transfers into Level 3	—	—	—	—	—	5
Transfers out of Level 3 (1)	—	(11)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	—	—	—	(1)
Mortgage banking income	72	2	—	—	—	—
Other noninterest income	—	(1)	—	—	—	—
Included in OCI	—	—	(84)	—	—	—
Purchases/originations	35	—	275	—	—	—
Repayments	—	—	—	—	—	(1)
Settlements	(22)	1	(369)	—	(15)	—
Closing balance	$837	$—	$4,387	$20	$28	$65
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$72	$(10)	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(88)	—	—	—
Three months ended September 30, 2025
Opening balance	$567	$7	$4,067	$21	$38	$62
Transfers into Level 3	—	—	—	—	—	3
Transfers out of Level 3 (1)	—	(14)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Mortgage banking income	(1)	12	—	—	—	—
Other noninterest income	—	(4)	—	—	—	—
Included in OCI	—	—	35	—	—	—
Purchases/originations	27	—	160	—	—	—
Repayments	—	—	—	—	—	(2)
Settlements	(17)	2	(172)	2	—	—
Closing balance	$576	$3	$4,090	$23	$38	$63
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$(1)	$(1)	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	34	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.
2026 3Q Form 10-Q    77

	Level 3 Fair Value Measurements
			Available-for-sale securities			Loans held for investment
(dollar amounts in millions)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset-backed securities
Nine months ended September 30, 2026
Opening balance	$593	$3	$4,061	$19	$28	$62
Transfers into Level 3	—	—	—	—	—	9
Transfers out of Level 3 (1)	—	(39)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	32	—	—	—	(1)
Mortgage banking income	68	(1)	—	—	—	—
Included in OCI	—	—	(116)	—	—	—
Acquisition	140	1	—	—	—	—
Purchases/originations	103	—	1,264	—	24	—
Repayments	—	—	—	—	—	(5)
Settlements	(67)	4	(822)	1	(24)	—
Closing balance	$837	$—	$4,387	$20	$28	$65
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$68	$(6)	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	(122)	—	—	—
Nine months ended September 30, 2025
Opening balance	$573	$2	$3,954	$21	$49	$61
Transfers into Level 3	—	—	—	—	—	7
Transfers out of Level 3 (1)	—	(31)	—	—	—	—
Total gains (losses) for the period:
Included in earnings:
Interest and fee income	—	—	(1)	—	—	—
Mortgage banking income	(16)	34	—	—	—	—
Other noninterest income	—	(10)	—	—	—	—
Included in OCI	—	—	52	—	—	—
Purchases/originations	67	—	799			—
Repayments	—	—	—	—	—	(5)
Settlements	(48)	8	(714)	2	(11)	—
Closing balance	$576	$3	$4,090	$23	$38	$63
Change in unrealized gains (losses) for the period included in earnings for assets held at end of the reporting date	$(16)	$4	$—	$—	$—	$—
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	—	—	48	—	—	—
(1)Transfers out of Level 3 represent the settlement value of the derivative instruments (i.e., interest rate lock agreements) that are transferred to loans held for sale, which is classified as Level 2.

2026 3Q Form 10-Q    78

Assets and liabilities under the fair value option
The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option.

	Total Loans			Loans that are 90 or more days past due
(dollar amounts in millions)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
At September 30, 2026
Assets
Loans held for sale	$1,154	$1,168	$(14)	$—	$—	$—
Loans held for investment	166	179	(13)	6	7	(1)
Liabilities
Long-term debt	1,561	1,582	21
At December 31, 2025
Assets
Loans held for sale	$885	$855	$30	$—	$—	$—
Loans held for investment	167	179	(12)	3	4	(1)
Liabilities
Long-term debt	1,161	1,151	(10)
The following table presents the net gains (losses) from fair value changes.

		Three Months Ended		Nine Months Ended
(dollar amounts in millions)	Classification	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Loans held for sale	Mortgage banking income	$(48)	$1	$(44)	$16
Loans held for investment	Mortgage banking income	(1)	—	(1)	(1)
Long-term debt	Other noninterest income	13	—	31	(5)
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
evidence of impairment. The gains (losses) represent the amounts recorded during the period regardless of whether the asset is still held at period end.
The amounts measured at fair value on a nonrecurring basis were as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Losses
			Three Months Ended		Nine Months Ended
(dollar amounts in millions)	At September 30, 2026	At December 31, 2025	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Collateral-dependent loans	$39	$74	$(39)	$(14)	$(128)	$(57)
Huntington records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off.
2026 3Q Form 10-Q    79

Significant unobservable inputs for assets and liabilities measured at fair value
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value.

Quantitative Information about Level 3 Fair Value Measurements (1)
			At September 30, 2026				At December 31, 2025
(dollar amounts in millions)	Valuation Technique	Significant Unobservable Input	Range			Weighted Average	Range			Weighted Average
Measured at fair value on a recurring basis:
MSRs	Discounted cash flow	Constant prepayment rate	6%	-	22%	7%	6%	-	61%	8%
		Spread over forward interest rate swap rates	5%	-	11%	5%	5%	-	11%	5%
Municipal securities	Discounted cash flow	Discount rate	4%	-	6%	5%	4%	-	4%	4%
		Cumulative default	—%	-	64%	3%	—%	-	64%	3%
		Loss given default (2)				20%				20%
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
mortgage servicing rights and relationship intangibles are not considered financial instruments and are not included in the following tables. Accordingly, this fair value information is not intended to, and does not, represent
Huntington’s underlying value.
2026 3Q Form 10-Q    80

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments.

(dollar amounts in millions)	Amortized Cost	Lower of Cost or Market	Fair Value or Fair Value Option	Total Carrying Amount	Estimated Fair Value
At September 30, 2026
Financial Assets
Cash and short-term assets	$17,396	$—	$—	$17,396	$17,396
Trading account assets	—	—	345	345	345
Available-for-sale securities	—	—	34,623	34,623	34,623
Held-to-maturity securities	14,733	—	—	14,733	12,466
Other securities	1,371	—	62	1,433	1,433
Loans held for sale	—	413	1,154	1,567	1,567
Net loans and leases (1)	188,061	—	166	188,227	184,671
Derivative assets	—	—	498	498	498
Assets held in trust for deferred compensation plans	—	—	234	234	234
Financial Liabilities
Deposits (2)	224,678	—	—	224,678	224,651
Short-term borrowings	5,722	—	344	6,066	6,066
Long-term debt	15,780	—	1,561	17,341	17,378
Derivative liabilities	—	—	1,260	1,260	1,260
At December 31, 2025
Financial Assets
Cash and short-term assets	$14,078	$—	$—	$14,078	$14,078
Trading account assets	—	—	63	63	63
Available-for-sale securities	—	—	26,132	26,132	26,132
Held-to-maturity securities	15,258	—	—	15,258	13,636
Other securities	952	—	42	994	994
Loans held for sale	—	530	885	1,415	1,420
Net loans and leases (1)	146,938	—	167	147,105	146,273
Derivative assets	—	—	247	247	247
Assets held in trust for deferred compensation plans	—	—	216	216	216
Financial Liabilities
Deposits (2)	176,610	—	—	176,610	176,610
Short-term borrowings	1,123	—	138	1,261	1,261
Long-term debt	16,060	—	1,161	17,221	17,479
Derivative liabilities	—	—	350	350	350
(1)Includes collateral-dependent loans.
(2)Includes $3.5 billion and $2.1 billion in time deposits in excess of the FDIC insurance coverage limit at September 30, 2026 and December 31, 2025, respectively.
2026 3Q Form 10-Q    81

The following table presents the level in the fair value hierarchy for the estimated fair values.

	Estimated Fair Value Measurements at Reporting Date Using			Netting	Estimated Fair Value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Adjustments (1)
At September 30, 2026
Financial Assets
Trading account assets	$42	$303	$—	$—	$345
Available-for-sale securities	8,454	21,734	4,435	—	34,623
Held-to-maturity securities	2,340	10,126	—	—	12,466
Other securities (2)	28	34	—	—	62
Loans held for sale	—	1,154	413	—	1,567
Net loans and leases	—	101	184,570	—	184,671
Derivative assets	—	1,239	5	(746)	498
Financial Liabilities
Deposits	—	202,221	22,430	—	224,651
Short-term borrowings	293	5,773	—	—	6,066
Long-term debt	—	13,589	3,789	—	17,378
Derivative liabilities	—	1,592	5	(337)	1,260
At December 31, 2025
Financial Assets
Trading account assets	$—	$63	$—	$—	$63
Available-for-sale securities	4,635	17,389	4,108	—	26,132
Held-to-maturity securities	2,368	11,268	—	—	13,636
Other securities (2)	30	12	—	—	42
Loans held for sale	—	885	535	—	1,420
Net loans and leases	—	105	146,168	—	146,273
Derivative assets	—	499	8	(260)	247
Financial Liabilities
Deposits	—	158,472	18,138	—	176,610
Short-term borrowings	131	1,130	—	—	1,261
Long-term debt	—	12,336	5,143	—	17,479
Derivative liabilities	—	514	5	(169)	350
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)Excludes securities without readily determinable fair values.
2026 3Q Form 10-Q    82

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
The following table presents the fair values and notional values of all derivative instruments included in the
Unaudited Consolidated Balance Sheets. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

	At September 30, 2026			At December 31, 2025
(dollar amounts in millions)	Notional Value	Asset	Liability	Notional Value	Asset	Liability
Derivatives designated as Hedging Instruments
Interest rate contracts	$41,846	$—	$468	$43,996	$109	$28
Foreign exchange contracts	280	—	9	809	4	—
Derivatives not designated as Hedging Instruments
Interest rate contracts	56,178	1,050	982	49,284	260	389
Foreign exchange contracts	9,079	107	72	7,085	58	60
Equity contracts	866	18	2	912	33	5
Commodities contracts	1,288	67	64	822	40	37
Credit contracts	75	2	—	139	3	—
Total contracts	$109,612	$1,244	$1,597	$103,047	$507	$519
The following table presents the amount of gain or loss recognized in income for derivatives not designated as hedging instruments under ASC Subtopic 815-10 in the Unaudited Consolidated Income Statement.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
(dollar amounts in millions)		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate contracts:
Customer	Capital markets and advisory fees	$13	$13	$43	$34
Mortgage banking	Mortgage banking income	(34)	9	(44)	9
Foreign exchange contracts	Capital markets and advisory fees	14	13	41	37
Equity contracts	Other noninterest income and other noninterest expense	(5)	3	(9)	4
Commodities contracts	Capital markets and advisory fees	2	—	4	2
Credit contracts	Other noninterest income	(3)	(2)	(5)	(6)
Total		$(13)	$36	$30	$80
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
fixed-rate debt and investment securities caused by fluctuations in market interest rates. Cash flow hedges are executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes.
2026 3Q Form 10-Q    83

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2026 and December 31, 2025, identified by the underlying interest rate-
sensitive instruments.

(dollar amounts in millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
At September 30, 2026
Instruments associated with:
Investment securities	$5,622	$—	$—	$5,622
Loans	—	24,825	28	24,853
Long-term debt	11,399	—	—	11,399
Total notional value	$17,021	$24,825	$28	$41,874
At December 31, 2025
Instruments associated with:
Investment securities	$5,147	$—	$—	$5,147
Loans	—	28,250	28	28,278
Long-term debt	10,599	—	—	10,599
Total notional value	$15,746	$28,250	$28	$44,024
These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Net amounts receivable or payable on contracts hedging either interest-earning assets or interest-bearing liabilities were accrued as an adjustment to either interest income or interest expense. Adjustments to interest income were also recorded for the amounts related to the amortization of premiums for floors that were not included in the measurement of hedge effectiveness, as well as the amounts related to terminated hedges reclassified from AOCI. The net amounts resulted in decreases to net interest income of $21 million and $38 million for the three-month periods ended September 30, 2026, and 2025, respectively, and decreases to net interest income of $54 million and $63 million for the nine-month periods ended September 30, 2026, and 2025,
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
has not been attributed to the individual AFS securities in our Unaudited Consolidated Balance Sheets.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate contracts
Change in fair value of interest rate swaps hedging investment securities (1)	$293	$(40)	$342	$(302)
Change in fair value of hedged investment securities (1)	(293)	38	(338)	299
Change in fair value of interest rate swaps hedging long-term debt (2)	(218)	16	(391)	231
Change in fair value of hedged long-term debt (2)	218	(16)	392	(231)
(1)Recognized in Interest income—available-for-sale securities—taxable in the Unaudited Consolidated Statements of Income.
(2)Recognized in Interest expense—long-term debt in the Unaudited Consolidated Statements of Income.
2026 3Q Form 10-Q    84

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment To Hedged Items
(dollar amounts in millions)	At September 30, 2026	At December 31, 2025	At September 30, 2026	At December 31, 2025
Assets
Available-for-sale securities (1)	$14,724	$11,402	$(515)	$(177)
Liabilities
Long-term debt (2)	10,939	11,066	(391)	1
(1)Amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio that is expected to be remaining at the end of the hedging relationship.
(2)Excluded from the above table are the cumulative amounts of fair value hedge adjustments remaining for long-term debt for which hedge accounting has been discontinued in the amounts of $(32) million at September 30, 2026 and $(42) million at December 31, 2025.
Cash Flow Hedges
At September 30, 2026, Huntington had $24.8 billion of interest rate swaps and floors that are designated as cash flow hedges for variable-rate commercial loans. The change in the fair value of a derivative instrument designated as a cash flow hedge is initially recognized in OCI and is reclassified into income when the hedged item impacts earnings. The initial premium paid for the interest rate floor contracts represents the time value of the contracts and is not included in the measurement of hedge effectiveness. The initial premium paid is amortized on a straight-line basis as a reduction to interest income over the contractual life of these contracts.
At September 30, 2026, net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months totaled $8 million.
Derivatives used in mortgage banking activities
Mortgage loan origination hedging activity
Huntington uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Unaudited Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington’s mortgage origination hedging activity is related to economically hedging Huntington’s mortgage pricing commitments to customers and the secondary sale to third parties. The value of a newly originated mortgage is not firm until the interest rate is committed or locked. Forward commitments to sell economically hedge the possible loss on interest rate lock commitments due to interest rate change. These derivatives were in a net asset position of $40 million at September 30, 2026 and $2 million at
December 31, 2025. At September 30, 2026 and December 31, 2025, Huntington had commitments to sell residential real estate loans of $1.8 billion and $1.2 billion, respectively. These contracts mature in less than one year.
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
securities and derivatives to manage volatility of the MSR asset value to mitigate the risks inherent in the MSR assets, which include duration, basis, convexity, and volatility. The hedging instruments include forward commitments, TBA securities, Treasury future contracts, and interest rate swaps.
2026 3Q Form 10-Q    85

MSR hedging trading assets and liabilities are included in other assets and other liabilities, respectively, in the
Unaudited Consolidated Balance Sheets. Trading gains (losses) are included in mortgage banking income in the
Unaudited Consolidated Statements of Income. The notional value of the derivative financial instruments, the corresponding trading assets and liabilities positions, and net trading gains (losses) related to MSR hedging activity are summarized in the following tables.

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Notional value	$2,042	$2,658
Trading liabilities	79	18

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Trading gains (losses)	$(80)	$4	$(82)	$13
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities, was $85 million and $58 million at September 30, 2026 and December 31, 2025, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $51.8 billion and $52.8 billion at September 30, 2026 and
December 31, 2025, respectively. Huntington’s credit risk from customer derivatives was $71 million and $168 million at the same dates, respectively.
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
Huntington also enters into transactions with customers to meet their financing, investing, payment, and risk-
management needs. These types of transactions generally are low dollar volume. Huntington enters into master netting agreements with customer counterparties; however, collateral is generally not exchanged with customer counterparties.
2026 3Q Form 10-Q    86

In addition, Huntington clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position.
In addition to the customer derivative credit exposure, aggregate credit risk associated with broker-dealer and bank derivative transactions was net credit risk of $306 million and $73 million at September 30, 2026 and
December 31, 2025, respectively. The net credit risk associated with derivatives is calculated after considering master netting agreements and is reduced by collateral that has been pledged by the counterparty.
At September 30, 2026, Huntington pledged $467 million of investment securities and cash collateral to counterparties, while other counterparties pledged $550 million of investment securities and cash collateral to
Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.
The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets
	Gross amounts of recognized assets	Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of assets presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)				Financial instruments	Cash collateral received	Net amount
At September 30, 2026	$1,244	$(746)	$498	$(22)	$(3)	$473
At December 31, 2025	507	(260)	247	(2)	(100)	145

Offsetting of Financial Liabilities and Derivative Liabilities
	Gross amounts of recognized liabilities	Gross amounts offset in the unaudited consolidated balance sheets	Net amounts of liabilities presented in the unaudited consolidated balance sheets	Gross amounts not offset in the unaudited consolidated balance sheets
(dollar amounts in millions)				Financial instruments	Cash collateral delivered	Net amount
At September 30, 2026	$1,597	$(337)	$1,260	$(211)	$(256)	$793
At December 31, 2025	519	(169)	350	(120)	(15)	215
16. VARIABLE INTEREST ENTITIES
Consolidated VIEs
Huntington engages in activities with VIEs in the normal course of business that result in Huntington being the primary beneficiary and which are consolidated in Huntington’s financial statements. The following table provides a summary of the assets and liabilities of VIEs carried on Huntington’s Unaudited Consolidated Balance Sheets.

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Assets
Net loans and leases	$415	$669
Other assets	454	431
Total assets	$869	$1,100
Liabilities
Long-term borrowings	$352	$600
Other liabilities	117	152
Total liabilities	$469	$752
2026 3Q Form 10-Q    87

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
Consolidated VIEs at September 30, 2026 and December 31, 2025 also included investments in LIHTC operating entities that were syndicated and where we serve as the general partner and manager. As manager of these entities, we have the power to direct the activities that most significantly impact economic performance, as well as an obligation to absorb significant expected losses, of the entities.
Unconsolidated VIEs
The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited
Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest in, but is not the primary beneficiary.

(dollar amounts in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
At September 30, 2026
Affordable housing tax credit partnerships	$3,107	$1,239	$3,107
Trust preferred securities	14	248	—
Other investments	1,936	334	1,936
Total	$5,057	$1,821	$5,043
At December 31, 2025
Affordable housing tax credit partnerships	$2,453	$946	$2,453
Trust preferred securities	14	262	—
Other investments	1,465	196	1,465
Total	$3,932	$1,404	$3,918
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
Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in other assets. Investments that do not meet the requirements of the proportional amortization method are accounted for using the equity method. Investment losses are included in
Other noninterest income in the Unaudited Consolidated Statements of Income.
2026 3Q Form 10-Q    88

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments.

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Affordable housing tax credit investments	$4,753	$3,898
Less: amortization	(1,646)	(1,445)
Net affordable housing tax credit investments	$3,107	$2,453
Unfunded commitments	$1,239	$946
The following table presents other information relating to Huntington’s affordable housing tax credit investments.

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Tax credits and other tax benefits recognized	$108	$86	$329	$259
Proportional amortization expense included in provision for income taxes	84	68	251	209
The initial investment in affordable housing tax credit investments and subsequent tax credits, benefits, and amortization are included within operating activities in the Unaudited Consolidated Statements of Cash Flows.
Trust-Preferred Securities
Huntington has certain wholly owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Consolidated Balance Sheet as long-term debt. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s
Unaudited Consolidated Financial Statements.
Other Investments
Other investments determined to be VIEs include investments in Small Business Investment Companies, Historic
Tax Credit Investments, certain equity method investments, renewable energy financings, and other miscellaneous investments.
17. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to Extend Credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Consolidated Financial Statements. The contract amounts of these financial agreements were as follows:

(dollar amounts in millions)	At September 30, 2026	At December 31, 2025
Contract amount representing credit risk
Commitments to extend credit:
Commercial and industrial	$58,865	$47,736
Consumer loan portfolio	24,273	21,659
Commercial real estate	5,721	4,036
Standby letters of credit and guarantees on industrial revenue bonds	1,977	895
2026 3Q Form 10-Q    89

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
Standby letters-of-credit and guarantees on industrial revenue bonds are conditional commitments issued to guarantee the performance of a customer to a third-party. These conditional commitments are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions and mature within two years. Since the conditions under which Huntington is required to fund these conditional commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The carrying amount of deferred revenue associated with these conditional commitments was $46 million and $31 million at September 30, 2026 and December 31, 2025, respectively.
Other Guarantees
Huntington provides guarantees to certain third-party investors in connection with the sale of syndicated affordable housing tax credits. These guarantees are generally in the form of make-whole provisions that are triggered if the underlying performance of LIHTC properties result in a shortfall to the third-party investors and remain in effect until the final associated tax credits are realized. The maximum amount guaranteed by the Company under these arrangements total approximately $405 million and $366 million at September 30, 2026 and
December 31, 2025, respectively, and represents the guaranteed portion in these transactions where the make-
whole provisions have not yet expired. As of September 30, 2026, the Company did not expect to be subject to any make-whole provisions under these guarantees.
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
For certain matters, Huntington is able to estimate a range of possible loss. In cases in which Huntington possesses information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss is $0 to $70 million at
September 30, 2026 in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The estimated range of possible loss does not represent Huntington’s maximum loss exposure.
2026 3Q Form 10-Q    90

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
This action arises from an $8 million loan Cadence Bank made in November 2020 under the Federal Reserve’s Main
Street Lending Program (“MSLP”) to a holding company, which owned an insurance carrier, which carrier was later placed into receivership following substantial losses associated with the August 2021 Category 4 Hurricane Ida. The action, brought by the receiver on behalf of the Louisiana Insurance Commission, alleges the MSLP loan required insurance regulatory approval that was not properly obtained by the insurance company. The receiver alleges the
MSLP loan improperly enabled the insurer to continue operations, which allegedly may not have occurred but for the MSLP loan. Cadence has consistently denied all allegations of wrongdoing and that any alleged damages were the result of the MSLP loan.
The parties have reached a tentative resolution, and settlement documentation is being prepared. All court dates and deadlines, including the trial date, have been stayed pending finalization of the settlement.
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
Form 10-K.
The following tables present certain operating basis financial information for each reportable business segment reconciled to Huntington’s consolidated financial results.

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended September 30, 2026
Net interest income (loss)	$1,451	$706	$(88)	$2,069
Provision for credit losses	105	18	—	123
Net interest income (loss) after provision for credit losses	1,346	688	(88)	1,946
Noninterest income	441	256	25	722
Noninterest expense:
Direct personnel costs	421	188	381	990
Other noninterest expense, including corporate allocations	754	235	(207)	782
Total noninterest expense	1,175	423	174	1,772
Income (loss) before income taxes	612	521	(237)	896
Provision (benefit) for income taxes	128	110	(66)	172
Income attributable to non-controlling interest	—	3	—	3
Net income (loss) attributable to Huntington	$484	$408	$(171)	$721

2026 3Q Form 10-Q    91

	Consumer & Regional Banking	Commercial Banking	Treasury / Other	Huntington Consolidated
(dollar amounts in millions)
Three months ended September 30, 2025
Net interest income (loss)	$1,061	$538	$(93)	$1,506
Provision for credit losses	121	1	—	122
Net interest income (loss) after provision for credit losses	940	537	(93)	1,384
Noninterest income	393	218	17	628
Noninterest expense:
Direct personnel costs	308	152	297	757
Other noninterest expense, including corporate allocations	541	167	(219)	489
Total noninterest expense	849	319	78	1,246
Income (loss) before income taxes	484	436	(154)	766
Provision (benefit) for income taxes	102	91	(60)	133
Income attributable to non-controlling interest	—	4	—	4
Net income (loss) attributable to Huntington	$382	$341	$(94)	$629
Nine months ended September 30, 2026
Net interest income (loss)	$4,274	$2,065	$(327)	$6,012
Provision for credit losses	269	143	1	413
Net interest income (loss) after provision for credit losses	4,005	1,922	(328)	5,599
Noninterest income	1,285	783	121	2,189
Noninterest expense:
Direct personnel costs	1,210	581	1,201	2,992
Other noninterest expense, including corporate allocations	2,189	697	(523)	2,363
Total noninterest expense	3,399	1,278	678	5,355
Income (loss) before income taxes	1,891	1,427	(885)	2,433
Provision (benefit) for income taxes	397	300	(246)	451
Income attributable to non-controlling interest	—	11	—	11
Net income (loss) attributable to Huntington	$1,494	$1,116	$(639)	$1,971
Nine months ended September 30, 2025
Net interest income (loss)	$3,018	$1,564	$(183)	$4,399
Provision for credit losses	306	34	—	340
Net interest income (loss) after provision for credit losses	2,712	1,530	(183)	4,059
Noninterest income	1,059	557	(23)	1,593
Noninterest expense:
Direct personnel costs	907	440	803	2,150
Other noninterest expense, including corporate allocations	1,601	499	(655)	1,445
Total noninterest expense	2,508	939	148	3,595
Income (loss) before income taxes	1,263	1,148	(354)	2,057
Provision (benefit) for income taxes	265	241	(155)	351
Income attributable to non-controlling interest	—	14	—	14
Net income (loss) attributable to Huntington	$998	$893	$(199)	$1,692

	Assets		Deposits
(dollar amounts in millions)	At September 30, 2026	At December 31, 2025	At September 30, 2026	At December 31, 2025
Consumer & Regional Banking	$115,271	$87,307	$148,587	$117,188
Commercial Banking	100,707	79,798	67,912	50,657
Treasury / Other	71,855	58,001	8,179	8,765
Total	$287,833	$225,106	$224,678	$176,610
2026 3Q Form 10-Q    92

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2025 Annual
Report on Form 10-K.
Item 4: Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange
Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Huntington’s management, with the participation of its Chief Executive Officer and Chief Financial
Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in
Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon such evaluation,
Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026,
Huntington’s disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A: Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.
2026 3Q Form 10-Q    93

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
Not Applicable
(c) In April 2026, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of our Board of Directors.
The table below presents information with respect to purchases made by or on behalf of the Company or any
“affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")), for each of the three months in the period ended September 30, 2026:

(dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	—	$—	—	$2,950
August 1, 2026 to August 31, 2026	2,843	17.59	2,843	2,900
September 1, 2026 to September 30, 2026	3,220	15.53	3,220	2,850
Total	6,063	$16.49	6,063
(1)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-
announced share repurchase authorizations.
Item 5. Other Information
Trading Plans
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the
Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
2026 3Q Form 10-Q    94

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
*            Filed herewith
**          Furnished herewith
***The following material from Huntington’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted in Inline XBRL:
(1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of
Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Consolidated Statements of Cash
Flows, and (6) the Notes to Unaudited Consolidated Financial Statements.
2026 3Q Form 10-Q    95

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

Date:	October 27, 2026	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2026	/s/ Zachary Wasserman
Zachary Wasserman
Chief Financial Officer (Principal Financial Officer)